Form 10-Q
period 1996-03-31
ICON CASH FLOW PARTNERS L P SERIES E
filed 1996-05-15
CIK 881788

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q



[x ]  Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

For the period ended                           March 31, 1996


[  ]        Transition Report Pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934

For the transition period from                               to

Commission File Number                          33-44413

                  ICON Cash Flow Partners, L.P., Series E
            (Exact name of registrant as specified in its charter)


      Delaware                                        13-3635208
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                        Identification Number)


         600 Mamaroneck Avenue, Harrison, New York   10528-1632

  (Address of principal executive offices)           (Zip code)


                             (914) 698-0600
              Registrant's telephone number, including area code



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                            [ x] Yes     [
] No

                    ICON Cash Flow Partners, L.P., Series E
                       (A Delaware Limited Partnership)


                        PART I - FINANCIAL INFORMATION



      The following consolidated financial statements of ICON Cash Flow Partners, L.P., Series E (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of income for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information represented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 1995 Annual Report on Form 10-K.

                    ICON Cash Flow Partners, L.P., Series E
                       (A Delaware Limited Partnership)

                                March 31, 1996

                 General Partner's Discussion and Analysis of
                 Financial Condition and Results of Operations

      The Partnerships portfolio consisted of a net investment in finance leases, operating leases, financings, leveraged leases and an equity investment in joint venture of 59%, 24%, 10%, 7% and less than 1% of total investments at March 31, 1996, respectively, and 69%, 20%, 4%, 7% and less than 1% of total investments at March 31, 1995, respectively.

      For the three months ended March 31, 1996 and 1995, the Partnership leased or financed equipment with initial costs of $3,227,482 and $1,583,928, respectively, to 25 and 29 lessees or equipment users, respectively, and invested $30,550, a 1% interest, in a joint venture with an affiliate in 1995. The weighted average initial transaction term for each year was 49 and 55 months, respectively.

Results of Operations for the Three Months Ended March 31, 1996 and
1995

      Revenues for the three months ended March 31, 1996 were $2,376,287, representing a decrease of $632,446 or 21% from 1995.
The decrease in revenues resulted primarily from a decrease in finance income of $656,790 or 36%, a decrease in income from leverage leases of $81,744 or 29% and a decrease in interest income and other of $11,230 or 9% from 1995. These decreases were partially offset by an increase in net gain on sales or remarketing of equipment of $115,938 or 94% and income from equity investment in joint venture of $1,380. Finance income and income from leveraged leases decreased due to a decrease in the average size of the finance and leveraged lease portfolios from 1995 to 1996. The decrease in interest income and other resulted from a decrease in miscellaneous income from 1995 to 1996. Net gain on sales or remarketing of equipment increased due to an increase in the number of leases maturing, and the underlying equipment being sold or remarketed, for which the proceeds received were in excess of the remaining carrying value of the equipment.

      Expenses for the three months ended March 31, 1996 were $1,925,330, representing a decrease of $853,584 or 31% from 1995.
The decrease in expenses resulted primarily from a decrease in interest expense of $410,060 or 33%, a decrease in amortization of initial direct costs of $187,915 or 43%, a decrease in management fees of $106,896 or 24%, a decrease in the provision for bad debts of $100,000 or 100% and a decrease in administrative expense reimbursements of $54,465 or 26% from 1995. These decreases were partially offset by an increase in general and administrative expense of $5,517 or 7% and an increase in minority interest in joint venture of $235 or 18%. Interest expense decreased due to an increase in the average debt outstanding from 1995 to 1996.
Amortization of initial direct costs, management fees and administrative expense reimbursements decreased due to a decrease in the average size of the portfolio from 1995 to


                   ICON Cash Flow Partners, L.P., Series E
                       (A Delaware Limited Partnership)

                                March 31, 1996

                 General Partner's Discussion and Analysis of
                 Financial Condition and Results of Operations

1996. As a result of an analysis of delinquency, an assessment of overall risk and a review of historical loss experience, it was determined that no provision for bad debts was required for the three months ended March 31, 1996.

      Net income for the three months ended March 31, 1996 and 1995 was $450,957 and $229,819, respectively. The net income per weighted average limited partnership unit was $.73 and $.37 for 1996 and 1995, respectively.

Liquidity and Capital Resources

      The Partnerships primary sources of funds for the three months ended March 31, 1996 and 1995 were net cash provided by operations of $6,332,183 and $3,477,578, respectively, proceeds from sales of equipment of $1,190,114 and $496,723, respectively, and proceeds from the revolving credit facility of $780,000 in 1996. These funds were used to purchase equipment, to fund cash distributions and to make payments on borrowings. The Partnership intends to continue to purchase additional equipment and to fund cash distributions utilizing cash provided by operations and proceeds from sales of equipment.

      Cash distributions to the limited partners for the three months ended March 31, 1996 and 1995, which were paid monthly, totaled $1,943,053 and $1,943,379, respectively, of which $446,447 and $227,521 was investment income and $1,496,606 and $1,715,858 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners for the three months ended
March 31, 1996 and 1995 was 12.75%, of which 2.93% and 1.51% was investment income and 9.82% and 11.24% was a return of capital, respectively, calculated as a percentage of each partners initial capital contribution. The limited partner distribution per weighted average unit outstanding for the three months ended March
31, 1996 and 1995 was $3.19 and $3.18, of which $.73 and $.37 was investment income and $2.46 and $2.81 was a return of capital, respectively.

      The Partnership entered into a three year revolving credit agreement (the "Facility") in January 1995. The maximum amount available under the Facility is $25,000,000, and at March 31, 1996, the Partnership had $9,875,628 available for borrowing under the facility, of which $3,900,000 was outstanding.


                   ICON Cash Flow Partners, L.P., Series E
                       (A Delaware Limited Partnership)

                                March 31, 1996

                 General Partner's Discussion and Analysis of
                 Financial Condition and Results of Operations

      On April 23, 1996, the Partnership sold its beneficial interest in a trust which owned towboats and barges that are reflected as the Partnerships investment in leveraged leases. The sale price was $7,216,689, which resulted in a net gain of $997,606 after paying expenses related to the sale and $121,679 relating to a residual sharing agreement.

      On March 31, 1995, the Partnership and an affiliate, ICON Cash
Flow Partners, L.P. Six ("L.P. Six"), formed ICON Cash Flow
Partners L.L.C. II ("ICON Cash Flow LLC II"), for the purpose of acquiring and managing an aircraft currently on lease to Alaska
Airlines, Inc.  The aircraft is a 1987 McDonnell Douglas MD-83.
The Partnership and L.P. Six contributed $30,550 (1%) and
$3,024,450 (99%) of the cash required for such acquisition, respectively, to ICON Cash Flow LLC II. ICON Cash Flow LLC II acquired the aircraft, assuming $16,315,997 in non-recourse debt and utilizing contributions received from the Partnership and L.P.
Six.  The purchase price of the transaction totaled $19,370,997.
The lease is an operating lease and the lease term expires in March
1997. Profits, losses, excess cash and disposition proceeds are allocated 1% to the Partnership and 99% to L.P. Six. The
Partnership's investment in ICON Cash Flow LLC II has been reflected as "Equity investment in joint venture."

      As of March 31, 1996, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.
                    ICON Cash Flow Partners, L.P., Series E

                       (A Delaware Limited Partnership)

                         Consolidated Balance Sheets

                                  (unaudited)

                                                    March 31,    December 31,
                                                      1996          1995
       Assets

Cash                                              $  5,901,134  $  5,826,646

Investment in finance leases
 Minimum rents receivable                           42,601,915    44,696,273
 Estimated unguaranteed residual values             11,753,691    12,388,734
 Initial direct costs                                  978,454     1,046,622
 Unearned income                                    (6,594,140)
(6,988,215)
 Allowance for doubtful accounts                      (725,601)
(783,475)
                                                    48,014,319    50,359,939

Investment in operating leases
 Equipment at cost                                  20,771,628    20,771,628
 Initial direct costs                                  326,400       408,000
 Accumulated depreciation                           (1,592,567)
(1,327,139)
                                                    19,505,461    19,852,489

Investment in financings
 Receivables due in installments                     9,872,630    10,027,184
 Initial direct costs                                   46,786        54,798
 Unearned income                                    (1,446,813)
(1,496,344)
 Allowance for doubtful accounts                      (356,169)
(354,969)
                                                     8,116,434     8,230,669

Net investment in leveraged leases                   6,152,932     5,971,629

Other assets                                           624,219     5,232,064

Equity investment in joint venture                      36,825        35.445

Total assets                                      $ 88,351,324  $ 95,508,881

       Liabilities and Partners' Equity

Notes payable - non-recourse                      $ 41,712,819  $ 44,415,861
Note payable - non-recourse - securitized                       3,409,744
4,326,164
Note payable - revolving credit facility             3,900,000     7,400,000
Accounts payable to General Partner
 and affiliates, net                                   258,993         -
Accounts payable - equipment                         4,217,562     1,886,138
Accounts payable - other                               562,993     1,559,564
Security deposits and deferred credits                 955,885     1,071,729
Minority interest in joint venture                      42,633        41,724
                                                    55,060,629    60,701,180
                    ICON Cash Flow Partners, L.P., Ser
ies E

                       (A Delaware Limited Partnership)

                    Consolidated Balance Sheets (continued)

                                  (unaudited)

                                                    March 31,    December 31,
                                                      1996          1995

Commitments and Contingencies

Partners' equity (deficiency)
 General Partner                                      (187,522)
(172,405)
 Limited partners (609,537 and 609,639 units
   outstanding, $100 per unit original
   issue price in 1996 and 1995, respectively)                  33,478,217
34,980,106

Total partners' equity                              33,290,695    34,807,701

Total liabilities and partners' equity            $ 88,351,324  $ 95,508,881



























See accompanying notes to consolidated financial statements.
                    ICON Cash Flow Partners, L.P., Series E

                       (A Delaware Limited Partnership)

                     Consolidated Statements of Operations

                     For the Three Months Ended March 31,

                                  (unaudited)


                                                     1996           1995
Revenues

 Finance income                                 $  1,150,111   $  1,806,901
 Rental income                                       677,193        677,193
 Net gain on sales or remarketing
   of equipment                                      238,199        122,261
 Income from leveraged leases, net                   200,517        282,261
 Interest income and other                           108,887        120,117
 Income from equity investment
   in joint venture                                    1,380         -

 Total revenues                                    2,376,287      3,008,733

Expenses

 Interest                                            829,234      1,239,294
 Management fees - General Partner                   331,845        438,741
 Depreciation                                        265,428        265,428
 Amortization of initial direct costs                250,593        438,508
 Administrative expense reimbursements
 - General Partner                                   159,116        213,581
 General and administrative                           87,608         82,091
 Minority interest in joint venture                    1,506          1,271
 Provision for bad debts                               -            100,000

 Total expenses                                    1,925,330      2,778,914

Net income                                      $    450,957   $    229,819

Net income allocable to:
 Limited partners                               $    446,447   $    227,521
 General Partner                                       4,510          2,298

                                                $    450,957   $    229,819

Weighted average number of limited
 partnership units outstanding                       609,576        609,684

Net income per weighted average
 limited partnership unit                       $        .73   $        .37

See accompanying notes to consolidated financial statements.
                    ICON Cash Flow Partners, L.P., Series E

                       (A Delaware Limited Partnership)

            Consolidated Statements of Changes in Partners' Equity

                 For the Three Months Ended March 31, 1996 and the Years Ended December 31, 1995, 1994 and 1993

                                  (unaudited)


                      Limited Partner
                        Distributions

                   Return of            Investment       Limited    General
                    Capital    Income     Partners     Partner      Total
                       (Per weighted
                        average unit)

Balance at
  December 31, 1992                               $  21,214,015            $
(2,799)              $21,211,216

Proceeds from issuance
  of limited partnership
  units (360,815 units)                              36,081,537            -
                 36,081,537

Sales and
  offering expenses                                  (4,871,007)           -
                 (4,871,007)

Cash distributions
  to partners        $ 8.80   $ 3.03     (5,796,799)             (58,637)
(5,855,436)

Net income                                1,484,577      14,996    1,499,573

Balance at
  December 31, 1993                                  48,112,323
(46,440)         48,065,883

Cash distributions
  to partners        $11.27   $ 2.48     (8,390,043)             (78,582)
(8,468,625)

Limited partnership
  units redeemed
  (728 units)                               (48,490)          -
(48,490)

Net income                                1,511,824      15,271    1,527,095

Balance at
  December 31, 1994                                  41,185,614
(109,751)        41,075,863

Cash distributions
  to partners        $10.17   $ 2.58     (7,773,082)             (78,512)
(7,851,594)

                   ICON Cash Flow Partners, L.P., Series E
                       (A Delaware Limited Partnership)

            Consolidated Statements of Changes in Partners' Equity
(continued)

                 For the Three Months Ended March 31, 1996 and the Years Ended December 31, 1995, 1994 and 1993

                                  (unaudited)

                      Limited Partner
                        Distributions

                   Return of            Investment       Limited    General
                    Capital    Income     Partners     Partner      Total
                       (Per weighted
                        average unit)

Limited partnership
  units redeemed
  (45 units)                                 (2,370)          -
(2,370)

Net income                                1,569,944      15,858    1,585,802

Balance at
  December 31, 1995                                  34,980,106
(172,405)        34,807,701

Cash distributions
  to partners        $ 2.46   $  .73     (1,943,053)             (19,627)
(1,962,680)

Limited partnership
  units redeemed
  (102 units)                                (5,283)          -
(5,283)

Net income                                  446,447       4,510      450,957

Balance at
  March 31, 1996                       $ 33,478,217  $ (187,522)           $
33,290,695















See accompanying notes to consolidated financial statements.
                    ICON Cash Flow Partners, L.P., Series E

                       (A Delaware Limited Partnership)

                     Consolidated Statements of Cash Flows

                     For the Three Months Ended March 31,

                                  (unaudited)

                                                    1996           1995

Cash flows from operating activities:
 Net income                                     $    450,957   $    229,819
 Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation                                      265,428        265,428
   Allowance for doubtful accounts                   (56,674)        44,656
   Rental income-assigned operating
    lease receivables                               (677,193)      (677,193)
   Finance income portion of receivables
     paid directly to lenders by lessees                       (536,211)
(865,339)
   Amortization of initial direct costs              250,593        438,508
   Net gain on sales or remarketing
    of equipment                                    (238,199)      (122,261)
   Interest expense on non-recourse
     financing paid directly by lessees              420,457        701,397
   Interest expense accrued on
    non-recourse debt                                369,823        280,928
   Collection of principal
    - non-financed receivables                     2,372,088      3,570,950
   Collection of principal - leveraged lease               -               769
   Income from leveraged lease, net                 (200,517)      (282,261)
   Income from equity investment
    in joint venture                                  (1,380)         -
   Change in operating assets and liabilities:
    Accounts payable to General Partner
      and affiliates, net                            258,993       (136,265)
    Accounts payable - other                        (996,571)      (225,233)
    Security deposits and deferred credits                     (115,844)
(88,960)
    Minority interest in joint venture                   909          1,273
    Other assets                                   4,477,625          -
    Other, net                                       287,899        341,362

      Total adjustments                            5,881,226      3,247,759

   Net cash provided by operating activities                   6,332,183
3,477,578

Cash flows from investing activities:
 Proceeds from sales of equipment                  1,190,114        496,723
 Initial direct costs                                (73,796)        -
 Equipment and receivables purchased                (899,481)    (1,261,387)

   Net cash provided by (used in)
     investing activities                            216,837       (764,664)
                    ICON Cash Flow Partners, L.P., Ser
ies E

                       (A Delaware Limited Partnership)

               Consolidated Statements of Cash Flows (continued)

                     For the Three Months Ended March 31,

                                  (unaudited)

                                                    1996           1995

Cash flows from financing activities:
 Proceeds from debt                                  780,000         -
 Redemption of limited partnership units                       (5,283)      -
 Cash distributions to partners                   (1,962,680)    (1,963,009)
 Principal payments on secured financing                       (5,286,569)
(2,129,414)

   Net cash used in financing activities                       (6,474,532)
(4,092,423)

Net increase (decrease) in cash                       74,488     (1,379,509)

Cash at beginning of period                        5,826,646      6,757,538

Cash at end of period                           $  5,901.134   $  5,378,029

























See accompanying notes to consolidated financial statements.

ICON Cash Flow Partners, L.P., Series E
(A Delaware Limited Partnership)

Statement of Cash Flows (continued)


Supplemental Disclosures of Cash Flow Information

 During the three months ended March 31, 1996 and 1995, non-cash activities included the following:

                                                     1996              1995

Principal and interest on direct finance
  receivables paid directly
  to lenders by lessees                         $  3,303,659   $   3,676,068
Rental income assigned
  operating lease receivable                         677,193         677,193
Principal and interest on non-recourse
  financing paid directly by lessees              (3,980,852)     (4,353,261)

Accounts payable - equipment                       2,328,000         865,534
Fair value of equipment and receivables
  purchased for debt and payables                 (2,328,000)       (865,534)

                                                $     -        $     -

   Interest expense of $829,234 and $1,239,294 for the three months ended March 31, 1996 and 1995 consisted of: interest expense on non-recourse financing accrued or paid directly to lenders by lessees of $790,280 and $982,325, respectively, and other interest of $38,954 and $256,969, respectively.

                  ICON Cash Flow Partners, L.P., Series E
                       (A Delaware Limited Partnership)

                  Notes to Consolidated Financial Statements

                                March 31, 1996

                                  (unaudited)
1.Basis of Presentation

   The consolidated financial statements included herein should be read in conjunction with the Notes to Consolidated Financial
Statements included in the Partnership's 1995 Annual Report on Form
10-K and have been prepared in accordance with the accounting policies stated therein.

2.Redemption of Limited Partnership Units

   The General Partner consented to the Partnership redeeming 102 limited partnership units during the three months ended March 31, 1996. The redemption amount was calculated following the specific redemption formula as per the Partnership Agreement. Redeemed units have no voting rights and do not share in distributions. The
Partnership Agreement limits the number of units which can be redeemed in any one year and redeemed units may not be reissued.
Redeemed limited partnership units are accounted for as a deduction from partners equity.

3.Investment in Joint Ventures

   The Partnership Agreement allows the Partnership to invest in joint ventures with other limited partnerships sponsored by the General Partner provided that the investment objectives of the joint ventures are consistent with that of the Partnership.

ICON Cash Flow LLC I

   On September 21, 1994, the Partnership and an affiliate, ICON
Cash Flow Partners, L.P. Six ("L.P. Six") formed a joint venture,
ICON Cash Flow Partners L.L.C. I ("ICON Cash Flow LLC I"), for the purpose of acquiring and managing an aircraft currently on lease to Alaska Airlines, Inc. The aircraft is a 1988 McDonnell Douglas MD-
83.  The Partnership and L.P. Six contributed $3,730,493 (99%) and
$37,682 (1%) of the cash required for such acquisition, respectively, to ICON Cash Flow LLC I. ICON Cash Flow LLC I acquired the aircraft, assuming $17,003,454 in non-recourse debt and utilizing contributions received from the Partnership and L.P.
Six.  The purchase price of the transaction totaled $20,771,628.
The lease is an operating lease and the lease term expires in March
1997. Profits, losses, excess cash and disposition proceeds are allocated 99% to the Partnership and 1% to L.P. Six. The
Partnership's consolidated financial statements include 100% of the assets and liabilities of ICON Cash Flow LLC I. L.P. Six's investment in ICON LLC I has been reflected as "Minority interest in joint venture."


                    ICON Cash Flow Partners, L.P., Series E
                       (A Delaware Limited Partnership)

                  Notes to Consolidated Financial Statements

                                March 31, 1996

                                  (unaudited)

   ICON Cash Flow LLC II

   On March 31, 1995, the Partnership and an affiliate, L.P. Six, formed ICON Cash Flow Partners L.L.C. II ("ICON Cash Flow LLC II"), for the purpose of acquiring and managing an aircraft currently on lease to Alaska Airlines, Inc. The aircraft is a 1987 McDonnell
Douglas MD-83.  The Partnership and L.P. Six contributed $30,550
(1%) and $3,024,450 (99%) of the cash required for such acquisition, respectively, to ICON Cash Flow LLC II. ICON Cash
Flow LLC II acquired the aircraft, assuming $16,315,997 in non-recourse debt and utilizing contributions received from the Partnership and L.P. Six. The purchase price of the transaction totaled $19,370,997. The lease is an operating lease and the lease term expires in March 1997. Profits, losses, excess cash and disposition proceeds are allocated 1% to the Partnership and 99% to L.P. Six. The Partnership's 1% investment in ICON Cash Flow LLC
II, which is accounted for under the equity method, totaled $36,825 at March 31, 1996 and has been reflected as "Equity investment in joint venture." The General Partner manages and controls the business affairs of both the Partnership and L.P. Six. As a result of this common control and the Partnership's ability to influence the activities of the joint venture, the Partnership's investment in the joint venture is accounted for under the equity method.
Information as to the financial position and results of operations of ICON LLC II at March 31, 1996 is summarized below:

                                                March 31, 1996

                  Assets                         $18,552,954

                  Liabilities                    $14,840,442

                  Equity                         $ 3,682,512

                                             Three Months Ended
                                                March 31, 1996

                  Net income                     $   138,017

4.Related Party Transactions

   During the three months ended March 31, 1996 and 1995, the Partnership paid or accrued to the General Partner management fees of $331,845 and $438,741, respectively, and administrative expense reimbursements of $159,116 and $213,581, respectively. These fees and reimbursements were charged to operations.

   During the three months ended March 31, 1996 and 1995, the Partnership paid or accrued to the General Partner acquisition fees of $73,796 and $0, respectively.

                    ICON Cash Flow Partners, L.P., Series E
                       (A Delaware Limited Partnership)


                                    PART II


Item 1 - Legal Proceedings

None

Item 2 - Changes in Securities

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Reports and Amendments

The Partnership did not file any Reports of Amendments for the three months ended March 31, 1996.

                    ICON Cash Flow Partners, L.P., Series E
                       (A Delaware Limited Partnership)



                                  SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ICON Cash Flow Partners, L.P., Series
E
                                    File No. 33-44413 (Registrant)
                                    By its General Partner,
                                    ICON Capital Corp.




May 15, 1996                        Charles Duggan

   Date                             Charles Duggan
                                    Executive Vice President and Chief
                                    Financial Officer
                                    (Principal financial and account
officer of
                                    the General Partner of the
Registrant)