Form 10-Q/A
period 1996-03-31
ICON CASH FLOW PARTNERS LP SERIES E
filed 1996-07-11
CIK 881788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended          March 31, 1996
                     ------------------------------------------------------

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

For the transition period from _____________________ to ___________________

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


                         PART I - FINANCIAL INFORMATION



      The following consolidated financial statements of ICON Cash Flow Partners, L.P., Series E (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of income for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information represented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 1995 Annual Report on Form 10-K.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                 March 31, 1996

                 General Partner's Discussion and Analysis of
                 Financial Condition and Results of Operations

      The Partnership's portfolio consisted of a net investment in finance leases, operating leases, financings, leveraged leases and an equity investment in joint venture of 59%, 24%, 10%, 7% and less than 1% of total investments at March 31, 1996, respectively, and 69%, 20%, 4%, 7% and less than 1% of total investments at March 31, 1995, respectively.

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

      Expenses for the three months ended March 31, 1996 were $1,925,330, representing a decrease of $853,584 or 31% from 1995. The decrease in expenses resulted primarily from a decrease in interest expense of $410,060 or 33%, a decrease in amortization of initial direct costs of $187,915 or 43%, a decrease in management fees of $106,896 or 24%, a decrease in the provision for bad debts of $100,000 or 100% and a decrease in administrative expense reimbursements of $54,465 or 26% from 1995. These decreases were partially offset by an increase in general and administrative expense of $5,517 or 7% and an increase in minority interest in joint venture of $235 or 18%. Interest expense decreased due to an increase in the average debt outstanding from 1995 to 1996. Amortization of initial direct costs, management fees and administrative expense reimbursements decreased due to a decrease in the average size of the portfolio from 1995 to

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                 March 31, 1996

                 General Partner's Discussion and Analysis of
                 Financial Condition and Results of Operations

1996. As a result of an analysis of delinquency, an assessment of overall risk and a review of historical loss experience, it was determined that no provision for bad debts was required for the three months ended March 31, 1996.

      Net income for the three months ended March 31, 1996 and 1995 was $450,957 and $229,819, respectively. The net income per weighted average limited partnership unit was $.73 and $.37 for 1996 and 1995, respectively.

Liquidity and Capital Resources

      The Partnership's primary sources of funds for the three months ended March 31, 1996 and 1995 were net cash provided by operations of $6,332,183 and $3,477,578, respectively, proceeds from sales of equipment of $1,190,114 and $496,723, respectively, and proceeds from the revolving credit facility of $780,000 in 1996. These funds were used to purchase equipment, to fund cash distributions and to make payments on borrowings. The Partnership intends to continue to purchase additional equipment and to fund cash distributions utilizing cash provided by operations and proceeds from sales of equipment.

      Cash distributions to the limited partners for the three months ended March 31, 1996 and 1995, which were paid monthly, totaled $1,943,053 and $1,943,379, respectively, of which $446,447 and $227,521 was investment income and $1,496,606 and $1,715,858 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners for the three months ended March 31, 1996 and 1995 was 12.75%, of which 2.93% and 1.51% was investment income and 9.82% and 11.24% was a return of capital, respectively, calculated as a percentage of each partners' initial capital contribution. The limited partner distribution per weighted average unit outstanding for the three months ended March 31, 1996 and 1995 was $3.19 and $3.18, of which $.73 and $.37 was investment income and $2.46 and $2.81 was a return of capital, respectively.

      The Partnership entered into a three year revolving credit agreement (the "Facility") in January 1995. The maximum amount available under the Facility is $25,000,000, and at March 31, 1996, the Partnership had $9,875,628 available for borrowing under the facility, of which $3,900,000 was outstanding.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                 March 31, 1996

                 General Partner's Discussion and Analysis of
                 Financial Condition and Results of Operations

      On April 23, 1996, the Partnership sold its beneficial interest in a trust which owned towboats and barges that are reflected as the Partnership's investment in leveraged leases. The sale price was $7,216,689, which resulted in a net gain of $997,606 after paying expenses related to the sale and $121,679 relating to a residual sharing agreement.

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

      As of March 31, 1996, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheets

                                   (unaudited)

                                                     March 31,    December 31,
                                                       1996          1995
       Assets

Cash .........................................    $  5,901,134     $  5,826,646
                                                  ------------     ------------

Investment in finance leases
  Minimum rents receivable ...................      42,601,915       44,696,273
  Estimated unguaranteed residual values .....      11,753,691       12,388,734
  Initial direct costs .......................         978,454        1,046,622
  Unearned income ............................      (6,594,140)      (6,988,215)
  Allowance for doubtful accounts ............        (725,601)        (783,475)
                                                  ------------     ------------
                                                    48,014,319       50,359,939

Investment in operating leases
  Equipment at cost ..........................      20,771,628       20,771,628
  Initial direct costs .......................         326,400          408,000
  Accumulated depreciation ...................      (1,592,567)      (1,327,139)
                                                  ------------     ------------
                                                    19,505,461       19,852,489

Investment in financings
  Receivables due in installments ............       9,872,630       10,027,184
  Initial direct costs .......................          46,786           54,798
  Unearned income ............................      (1,446,813)      (1,496,344)
  Allowance for doubtful accounts ............        (356,169)        (354,969)
                                                  ------------     ------------
                                                     8,116,434        8,230,669

Net investment in leveraged leases ...........       6,152,932        5,971,629
                                                  ------------     ------------

Other assets .................................         624,219        5,232,064
                                                  ------------     ------------

Equity investment in joint venture ...........          36,825           35,445
                                                  ------------     ------------

Total assets .................................    $ 88,351,324     $ 95,508,881
                                                  ============     ============

       Liabilities and Partners' Equity

Notes payable - non-recourse .................      41,712,819     $ 44,415,861
Note payable - non-recourse - securitized ....       3,409,744        4,326,164
Note payable - revolving credit facility .....       3,900,000        7,400,000
Accounts payable to General Partner
  and affiliates, net ........................         258,993             --
Accounts payable - equipment .................       4,217,562        1,886,138
Accounts payable - other .....................         562,993        1,559,564
Security deposits and deferred credits .......         955,885        1,071,729
Minority interest in joint venture ...........          42,633           41,724
                                                  ------------     ------------
                                                    55,060,629       60,701,180

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (continued)

                                   (unaudited)

                                                     March 31,    December 31,
                                                       1996          1995

Commitments and Contingencies

Partners' equity (deficiency)
  General Partner ..............................       (187,522)       (172,405)
  Limited partners (609,537 and 609,639 units
    outstanding, $100 per unit original
    issue price in 1996 and 1995, respectively)      33,478,217      34,980,106
                                                   ------------    ------------

Total partners' equity .........................     33,290,695      34,807,701
                                                   ------------    ------------

Total liabilities and partners' equity .........   $ 88,351,324    $ 95,508,881
                                                   ============    ============



























See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                      For the Three Months Ended March 31,

                                   (unaudited)


                                                  1996          1995
                                                  ----          ----
Revenues

  Finance income ...........................   $1,150,111   $1,806,901
  Rental income ............................      677,193      677,193
  Net gain on sales or remarketing
    of equipment ...........................      238,199      122,261
  Income from leveraged leases, net ........      200,517      282,261
  Interest income and other ................      108,887      120,117
  Income from equity investment
    in joint venture .......................        1,380         --
                                               ----------   ----------

  Total revenues ...........................    2,376,287    3,008,733
                                               ----------   ----------

Expenses

  Interest .................................      829,234    1,239,294
  Management fees - General Partner ........      331,845      438,741
  Depreciation .............................      265,428      265,428
  Amortization of initial direct costs .....      250,593      438,508
  Administrative expense reimbursements
  - General Partner ........................      159,116      213,581
  General and administrative ...............       87,608       82,091
  Minority interest in joint venture .......        1,506        1,271
  Provision for bad debts ..................         --        100,000
                                               ----------   ----------

  Total expenses ...........................    1,925,330    2,778,914
                                               ----------   ----------

Net income .................................   $  450,957   $  229,819
                                               ==========   ==========

Net income allocable to:
  Limited partners .........................   $  446,447   $  227,521
  General Partner ..........................        4,510        2,298
                                               ----------   ----------

                                               $  450,957   $  229,819
                                               ==========   ==========

Weighted average number of limited
  partnership units outstanding ............      609,576      609,684
                                               ==========   ==========

Net income per weighted average
  limited partnership unit .................   $      .73   $      .37
                                               ==========   ==========

See accompanying notes to consolidated financial statements

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

                 For the Three Months Ended March 31, 1996 and the Years Ended December 31, 1995, 1994 and 1993

                                   (unaudited)

                      Limited Partner
                       Distributions

                    Return of Investment   Limited      General
                     Capital    Income     Partners     Partner      Total
                      (Per weighted
                       average unit)

Balance at
  December 31, 1992                    $ 21,214,015   $  (2,799)  $21,211,216

Proceeds from issuance
  of limited partnership
  units (360,815 units)                  36,081,537        -       36,081,537

Sales and
  offering expenses                      (4,871,007)       -       (4,871,007)

Cash distributions
  to partners        $ 8.80    $3.03     (5,796,799)    (58,637)   (5,855,436)

Net income                                1,484,577      14,996     1,499,573
                                       ------------   ---------   -----------

Balance at
  December 31, 1993                      48,112,323     (46,440)   48,065,883

Cash distributions
  to partners        $11.27    $2.48     (8,390,043)    (78,582)   (8,468,625)

Limited partnership
  units redeemed
  (728 units)                               (48,490)       -          (48,490)

Net income                                1,511,824      15,271     1,527,095
                                       ------------   ---------   -----------

Balance at
  December 31, 1994                      41,185,614    (109,751)   41,075,863

Cash distributions
  to partners        $10.17    $2.58     (7,773,082)    (78,512)   (7,851,594)

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

                 For the Three Months Ended March 31, 1996 and
               the Years Ended December 31, 1995, 1994 and 1993

                                   (unaudited)

                      Limited Partner
                       Distributions

                    Return of Investment   Limited      General
                     Capital    Income     Partners     Partner      Total
                      (Per weighted
                       average unit)

Limited partnership
  units redeemed
  (45 units)                                 (2,370)       -           (2,370)

Net income                                1,569,944      15,858     1,585,802
                                       ------------   ---------   -----------

Balance at
  December 31, 1995                      34,980,106    (172,405)   34,807,701

Cash distributions
  to partners        $ 2.46    $ .73     (1,943,053)    (19,627)   (1,962,680)

Limited partnership
  units redeemed
  (102 units)                                (5,283)        -          (5,283)

Net income                                  446,447       4,510       450,957
                                         ----------    --------    ----------

Balance at
  March 31, 1996                       $ 33,478,217   $(187,522)  $33,290,695
                                       ============   =========   ===========















See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                      For the Three Months Ended March 31,

                                   (unaudited)
                                                         1996          1995
                                                         ----          ----

Cash flows from operating activities:
  Net income .....................................   $   450,957    $   229,819
                                                     -----------    -----------
  Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation ..................................       265,428        265,428
   Allowance for doubtful accounts ...............       (56,674)        44,656
   Rental income-assigned operating
     lease receivables ...........................      (677,193)      (677,193)
   Finance income portion of receivables
     paid directly to lenders by lessees .........      (536,211)      (865,339)
   Amortization of initial direct costs ..........       250,593        438,508
   Net gain on sales or remarketing
     of equipment ................................      (238,199)      (122,261)
   Interest expense on non-recourse
     financing paid directly by lessees ..........       420,457        701,397
   Interest expense accrued on
     non-recourse debt ...........................       369,823        280,928
   Collection of principal
     - non-financed receivables ..................     2,372,088      3,570,950
   Collection of principal - leveraged lease .....          --              769
   Income from leveraged lease, net ..............      (200,517)      (282,261)
   Income from equity investment
     in joint venture ............................        (1,380)          --
   Change in operating assets and liabilities:
     Accounts payable to General Partner
       and affiliates, net .......................       258,993       (136,265)
     Accounts payable - other ....................      (996,571)      (225,233)
     Security deposits and deferred credits ......      (115,844)       (88,960)
     Minority interest in joint venture ..........           909          1,273
     Other assets ................................     4,477,625           --
     Other, net ..................................       287,899        341,362
                                                     -----------    -----------

       Total adjustments .........................     5,881,226      3,247,759
                                                     -----------    -----------

   Net cash provided by operating activities .....     6,332,183      3,477,578
                                                     -----------    -----------

Cash flows from investing activities:
  Proceeds from sales of equipment ...............     1,190,114        496,723
  Initial direct costs ...........................       (73,796)          --
  Equipment and receivables purchased ............      (899,481)    (1,261,387)

   Net cash provided by (used in)
     investing activities ........................       216,837       (764,664)
                                                     -----------    -----------

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

               Consolidated Statements of Cash Flows (continued)

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                 1996             1995
                                                 ----             ----

Cash flows from financing activities:
  Proceeds from debt ....................       780,000            --
  Redemption of limited partnership units        (5,283)           --
  Cash distributions to partners ........    (1,962,680)       (1,963,009)
  Principal payments on secured financing    (5,286,569)

   Net cash used in financing activities     (6,474,532)       (4,092,423)
                                            -----------       -----------

Net increase (decrease) in cash .........        74,488        (1,379,509)

Cash at beginning of period .............     5,826,646         6,757,538
                                            -----------       -----------

Cash at end of period ...................   $ 5,901,134       $ 5,378,029
                                            ===========       ===========

























See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                       Statement of Cash Flows (continued)

Supplemental Disclosures of Cash Flow Information

  During the three months ended March 31, 1996 and 1995, non-cash activities included the following:

                                                     1996               1995
                                                     ----               ----

Principal and interest on direct finance
  receivables paid directly
  to lenders by lessees ......................     $ 3,303,659      $ 3,676,068
Rental income assigned
  operating lease receivable .................         677,193          677,193
Principal and interest on non-recourse
  financing paid directly by lessees .........      (3,980,852)      (4,353,261)

Accounts payable - equipment .................       2,328,000          865,534
Fair value of equipment and receivables
  purchased for debt and payables ............      (2,328,000)        (865,534)
                                                   -----------      -----------

                                                   $    --          $    --
                                                   ===========      ===========

    Interest expense of $829,234 and $1,239,294 for the three months ended March 31, 1996 and 1995 consisted of: interest expense on non-recourse financing accrued or paid directly to lenders by lessees of $790,280 and $982,325, respectively, and other interest of $38,954 and $256,969, respectively.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                  Notes to Consolidated Financial Statements

                                 March 31, 1996

                                   (unaudited)

1.  Basis of Presentation

    The consolidated financial statements included herein should be read in conjunction with the Notes to Consolidated Financial Statements included in the Partnership's 1995 Annual Report on Form 10-K and have been prepared in accordance with the accounting policies stated therein.

2.  Redemption of Limited Partnership Units

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

3.  Investment in Joint Ventures

    The Partnership Agreement allows the Partnership to invest in joint ventures with other limited partnerships sponsored by the General Partner provided that the investment objectives of the joint ventures are consistent with that of the Partnership.

ICON Cash Flow LLC I

    On September 21, 1994, the Partnership and an affiliate, ICON Cash Flow Partners, L.P. Six ("L.P. Six") formed a joint venture, ICON Cash Flow Partners L.L.C. I ("ICON Cash Flow LLC I"), for the purpose of acquiring and managing an aircraft currently on lease to Alaska Airlines, Inc. The aircraft is a 1988 McDonnell Douglas MD-83. The Partnership and L.P. Six contributed $3,730,493 (99%) and $37,682 (1%) of the cash required for such acquisition, respectively, to ICON Cash Flow LLC I. ICON Cash Flow LLC I acquired the aircraft, assuming $17,003,454 in non-recourse debt and utilizing contributions received from the Partnership and L.P. Six. The purchase price of the transaction totaled $20,771,628. The lease is an operating lease and the lease term expires in March 1997. Profits, losses, excess cash and disposition proceeds are allocated 99% to the Partnership and 1% to L.P. Six. The Partnership's consolidated financial statements include 100% of the assets and liabilities of ICON Cash Flow LLC I. L.P. Six's investment in ICON LLC I has been reflected as "Minority interest in joint venture."

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

                                                March 31, 1996

                   Assets                         $18,552,954

                   Liabilities                    $14,840,442

                   Equity                         $ 3,682,512
                                                  ===========

                                              Three Months Ended
                                                March 31, 1996

                   Net income                     $   138,017
                                                  ===========


4.  Related Party Transactions

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

                                    ICON Cash Flow Partners, L.P., Series E
                                    File No. 33-44413 (Registrant)
                                    By its General Partner,
                                    ICON Capital Corp.




July 9, 1996                        Charles Duggan
_____________                       ____________________________________
   Date                             Charles Duggan
                                    Executive Vice President and Chief
                                    Financial Officer
                                    (Principal financial and account officer of the General Partner of the Registrant)