Form 10-Q
period 1996-06-30
ICON CASH FLOW PARTNERS L P SERIES E
filed 1996-08-14
CIK 881788

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                      FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended           June 30, 1996
                     ----------------------------------------

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

For the transition period from _________________ to _________________________

Commission File Number     33-44413

                     ICON Cash Flow Partners, L.P., Series E
             (Exact name of registrant as specified in its charter)


         Delaware                                        13-3635208
(State or other jurisdiction of            (IRS Employer Identification Number)
incorporation or organization)


600 Mamaroneck Avenue, Harrison, New York                           10528
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

                                    June 30, 1996

                    General Partner's Discussion and Analysis of
                    Financial Condition and Results of Operations


      The Partnership's portfolio consisted of a net investment in finance leases, operating leases, leveraged leases, financings and an equity investment in a joint venture representing 57%, 26%, 0%, 17% and less than 1% of total investments at June 30, 1996, respectively, and 65%, 21%, 9%, 5%,and less than 1% of leveraged leases of total investments at June 30, 1995, respectively.

Three Months Ended June 30, 1996 and 1995

Results of Operations

      For the three months ended June 30, 1996 and 1995, the Partnership leased or financed equipment with an initial cost of $1,451,940 and $2,266,962, respectively, to 49 and 17 lessees or equipment users, respectively.

      Revenues for the three months ended June 30, 1996 were $3,277,797, representing an increase of $432,033, or 15% from 1995. The increase in revenues was primarily attributable to an increase in net gain on sales or remarketing of equipment of $1,195,841 and an increase in interest income and other of $43,355 or 60% from 1995. These increases were partially offset by a decrease in finance income of $526,851 or 32% and a decrease in income from leveraged leases of $279,438 or 100%. The increase in net gain on sales or remarketing of equipment was attributable to the sale of the underlying equipment relating to the Partnership's investment in leveraged leases. This sale resulted in a net gain of $997,606. The increase in interest income and other resulted from an increase in the average cash balance from 1995 to 1996. Finance income decreased due to a decrease in the average size of the portfolio from 1995 to 1996. Income from leveraged leases decreased due to the sale of all of the underlying equipment relating to the Partnership's investment in leveraged leases.

      Expenses for the three months ended June 30, 1996 were $1,965,963, representing a decrease of $592,830 or 23% from 1995. The decrease in expenses was primarily attributable to a decrease in interest expense of $395,314 or 35%, a decrease in amortization of initial direct costs of $194,831 or 46%, a decrease in management fees of $115,475 or 30%, a decrease in administrative expense reimbursements of $58,256 or 30% and a decrease in general and administrative expense of $29,189 or 18% from 1995. These decreases were partially offset by an increase in provision for bad debts of $200,000 or 100%, from 1995. Interest expense decreased due to a decrease in the average debt outstanding from 1995 to 1996. All other expenses decreased due to a decrease in the average size of the portfolio from 1995 to 1996. As a result of an analysis of delinquency, an assessment of overall risk and a review of historical loss experience, it was determined that a $200,000 provision for bad debts was required for the three months ended June 30, 1996.

      Net income for the three months ended June 30, 1996 and 1995 was $1,311,834 and $286,971, respectively. The net income per weighted average limited partnership unit was $2.13 and $.47 for 1996 and 1995, respectively.

Liquidity and Capital Resources

      The Partnership's primary sources of funds for the three months ended June 30, 1996 and 1995 were net cash provided by operations of $2,029,963 and $3,244,619, respectively, and proceeds from sales of equipment of $8,192,532 and $1,184,676, respectively. These funds were used to make payments on borrowings, to fund cash distributions and to purchase equipment. The Partnership intends to continue to purchase additional equipment and to fund cash distributions utilizing cash from operations and proceeds from sales of equipment.

                       ICON Cash Flow Partners, L.P., Series E
                          (A Delaware Limited Partnership)

                                    June 30, 1996

                    General Partner's Discussion and Analysis of
                    Financial Condition and Results of Operations

      Cash distributions to limited partners for the three months ended June 30, 1996 and 1995, which were paid monthly, totaled $1,942,847 and $1,943,256, respectively,  of which  $1,298,716  and  $284,101  was  investment  income  and
$644,131 and $1,659,155 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners was 12.75% for 1996 and 1995, of which 8.52% and 1.86% was investment income and 4.23% and 10.89% was a return of capital, respectively, calculated as a percentage of each partners initial capital contribution. The limited partner distribution per weighted average unit outstanding for the three months ended June 30, 1996 and 1995 was $3.19 and $3.19, of which $2.13 and $.47 was investment income and $1.06 and $2.72 was a return of capital, respectively. The Partnership had notes payable at June 30, 1996 and 1995 of $41,709,722 and $61,041,662, respectively, and such amounts consisted of $39,070,114 and $53,270,458 in non-recourse notes, respectively, and $2,639,608 and $7,771,204 in recourse notes, respectively.

Six Months Ended June 30, 1996 and 1995

Results of Operations

      For the six months ended June 30, 1996 and 1995, the Partnership leased or financed equipment with an initial cost of $4,679,422 and $3,850,890, respectively, to 74 and 46 lessees or equipment users, respectively. The weighted average initial transaction term relating to these transactions was 54 and 56 months.

      Revenues for the six months ended June 30, 1996 were $5,654,084, representing a decrease of $200,413 or 3% from 1995. The decrease in revenues was primarily attributable to a decrease in finance income of $1,183,641or 34% and a decrease in income from leveraged leases of $361,182 or 64% from 1995. These decreases were partially offset by an increase in net gain on sales or remarketing of equipment of $1,311,779 and interest income and other of $32,125 from 1995. The increase in net gain on sales or remarketing of equipment was attributable to the sale of the underlying equipment relating to the Partnership's investment in leveraged leases. This sale resulted in a net gain of $997,606. The increase in interest income and other resulted from an increase in the average cash balance from 1995 to 1996. Finance income decreased due to a decrease in the average size of the portfolio from 1995 to 1996. Income from leveraged leases decreased due to the sale of all of the underlying equipment relating to the Partnership's investment in leveraged leases.

      Expenses for the six months ended June 30, 1996 were $3,891,293, representing a decrease of $1,446,414 or 27% from 1995. The decrease in expenses was primarily attributable to a decrease in interest expense of $805,374 or 34%, a decrease in amortization of initial direct cost of $382,746 or 44%, a decrease in management fees of $222,371 or 27% and a decrease in administrative expense reimbursements of $112,721 from 1995. These decreases were partially offset by an increase in provision for bad debts of $100,000 or 100%. Interest expense decreased due to a decrease in the average debt outstanding from 1995 to 1996. Amortization of initial direct costs, management fees and administrative expense reimbursements decreased due to a decrease in the average size of the portfolio from 1995 to 1996. As a result of an analysis of delinquency, an assessment of overall risk and a review of historical loss experience, it was determined that a $200,000 provision for bad debts was required for the six months ended June 30, 1996.

      Net income for the six months ended June 30, 1996 and 1995 was $1,762,791 and $516,790, respectively. The net income per weighted average limited partnership unit was $2.86 and $.84 for 1996 and 1995, respectively.

                       ICON Cash Flow Partners, L.P., Series E
                          (A Delaware Limited Partnership)

                                    June 30, 1996

                    General Partner's Discussion and Analysis of
                    Financial Condition and Results of Operations

Liquidity and Capital Resources

      The Partnership's primary sources of funds for the six months ended June 30, 1996 and 1995 were net cash provided by operations of $8,362,146 and $6,722,197, respectively, and proceeds from sales of equipment of $9,382,646 and $1,681,399, respectively. These funds were used to make payments on borrowings, to fund cash distributions and to purchase equipment. The Partnership intends to continue to purchase additional equipment and to fund cash distributions utilizing cash from operations and proceeds from sales of equipment.

      Cash distributions to limited partners for the six months ended June 30, 1996 and 1995, which were paid monthly, totaled $3,885,900 and $3,886,635, respectively, of which $1,745,163 and $511,622 was investment income and $2,140,737 and $3,375,013 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners was 12.75% for 1996 and 1995, of which 5.73% and 1.68% was investment income and 7.02% and 11.05% was a return of capital, respectively, calculated as a percentage of each partner's initial capital contribution. The limited partner distribution per weighted average unit outstanding for the six months ended June 30, 1996 and 1995 was $6.38, of which $2.86 and $.84 was investment income and $3.52 and $5.54 was a return of capital, respectively.

      The Partnership entered into a three year revolving credit agreement (the "Facility") in January 1995. The maximum amount available under the Facility is $25,000,000 and at June 30, 1996 the Partnership had $11,574,689 available for borrowing under the facility, in which there was no outstanding balance.

      On April 23, 1996, the Partnership sold its beneficial interest in a trust which owned towboats and barges that were reflected as the Partnership's investment in leveraged leases. The net cash proceeds, after paying the remaining debt obligation, and expenses related to the sale, were $7,216,689, which resulted in a net gain of $997,606.

      On March 31, 1995, the Partnership and an affiliate, ICON Cash Flow Partners, L.P. Six ("L.P. Six"), formed ICON Cash Flow Partners L.L.C. II, ("ICON Cash Flow LLC II"), for the purpose of acquiring and managing an aircraft currently on lease to Alaska Airlines, Inc. The aircraft is a 1987 McDonnell Douglas MD-83. The Partnership and L.P. Six contributed $30,550 (1%) and $3,024,450 (99%) of the cash required for such acquisition, respectively, to ICON Cash Flow LLC II. ICON Cash Flow LLC II acquired the aircraft, assuming
$16,315,997 in non-recourse debt and the contributions received from the Partnership and L.P. Six. The purchase price of the transaction totaled $19,370,997. The lease is an operating lease and the lease term expires in March 1997. Profits, losses, excess cash and disposition proceeds will be allocated 1% to the Partnership and 99% to L.P. Six. The Partnership's investment in ICON Cash Flow LLC II has been reflected as "Minority interest in joint venture."

      As of June 30, 1996, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

New Accounting Pronouncement
In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which is effective beginning in 1996. The new standard is similar to the Partnership's existing accounting policies relating to the impairment of estimated residual values. As a result, adoption of SFAS No. 121 in the first quarter of 1996 had no impact on the Partnership's financial statements.

                       ICON Cash Flow Partners, L.P., Series E
                          (A Delaware Limited Partnership)

                             Consolidated Balance Sheets

                                     (unaudited)
                                                      June 30,      December 31,
                                                        1996            1995
       Assets

Cash ...........................................   $  3,957,213    $  5,826,646
                                                   ------------    ------------

Investment in finance leases
  Minimum rents receivable .....................     33,687,776      44,696,273
  Estimated unguaranteed residual values .......     11,483,619      12,388,734
  Initial direct costs .........................        707,600       1,046,622
  Unearned income ..............................     (4,794,209)     (6,988,215)
  Allowance for doubtful accounts ..............       (781,805)       (783,475)
                                                   ------------    ------------
                                                     40,302,981      50,359,939

Investment in operating leases
  Equipment at cost ............................     20,771,628      20,771,628
  Initial direct costs .........................        244,800         408,000
  Accumulated depreciation .....................     (1,857,995)     (1,327,139)
                                                   ------------    ------------
                                                     19,158,433      19,852,489

Investment in financings
  Receivables due in installments ..............     14,124,216      10,027,184
  Initial direct costs .........................        173,528          54,798
  Unearned income ..............................     (2,220,830)     (1,496,344)
  Allowance for doubtful accounts ..............       (351,966)       (354,969)
                                                   ------------    ------------
                                                     11,724,948       8,230,669
                                                   ------------    ------------

Net investment in leveraged leases .............           --         5,971,629
                                                   ------------    ------------

Other assets ...................................        635,901       5,232,064
                                                   ------------    ------------

Equity investment in joint venture .............         38,266          35,445
                                                   ------------    ------------

Total assets ...................................   $ 75,817,742    $ 95,508,881
                                                   ============    ============


       Liabilities and Partners' Equity

Notes payable - non-recourse ...................   $  2,639,608    $ 44,415,861
Note payable - non-recourse - securitized ......     39,070,115       4,326,164
Note payable revolving credit facility .........           --         7,400,000
Accounts payable to General Partner
  and affiliates, net ..........................         75,521            --
Accounts payable - equipment ...................           --         1,886,138
Accounts payable - other .......................        467,610       1,559,564
Security deposits and deferred credits .........        883,199       1,071,729
Minority interest in joint venture .............         43,601          41,724
                                                   ------------    ------------
                                                     43,179,654      60,701,180
Commitments and Contingencies

Partners' equity (deficiency)
  General Partner ..............................       (194,029)       (172,405)
  Limited partners (609,487 and 609,639 units
    outstanding, $100 per unit original issue
    price in 1996 and 1995, respectively) ......     32,832,117      34,980,106
                                                   ------------    ------------

Total partners' equity .........................     32,638,088      34,807,701
                                                   ------------    ------------

Total liabilities and partners' equity .........   $ 75,817,742    $ 95,508,881
                                                   ============    ============

See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners, L.P., Series E
                          (A Delaware Limited Partnership)

                        Consolidated Statements of Operations

                                     (unaudited)



                                                  For the Three Months        For the Six Months
                                                     Ended June 30,             Ended June 30,
                                                   1996          1995         1996         1995
                                                   ----          ----         ----         ----

Revenue

  Finance income .............................   $1,135,456   $1,662,307   $2,285,567   $3,469,208
  Net gain on sales or
    remarketing of equipment .................    1,348,598      152,757    1,586,797      275,018
  Rental income ..............................      677,193      677,193    1,354,386    1,354,386
  Interest income and other ..................      115,109       71,754      223,996      191,872
  Income from equity investment
    in joint venture .........................        1,441        2,315        2,821        2,314
  Income from leveraged leases ...............         --        279,438      200,517      561,699
                                                 ----------   ----------   ----------   ----------

  Total revenues .............................    3,277,797    2,845,764    5,654,084    5,854,497
                                                 ----------   ----------   ----------   ----------

Expenses

  Interest ...................................      722,352    1,117,666    1,551,586    2,356,960
  Management fees - General Partner ..........      275,108      390,583      606,953      829,324
  Depreciation ...............................      265,428      265,428      530,856      530,856
  Amortization of initial direct costs 228,648      423,479      479,241      861,987
  Provision for bad debts ....................      200,000         --        200,000      100,000
  General and administrative .................      136,583      165,772      224,191      247,863
  Administrative expense reimbursement
    - General Partner ........................      136,277      194,533      295,393      408,114
  Minority interest in joint venture .........        1,567        1,332        3,073        2,603
                                                 ----------   ----------   ----------   ----------

  Total expenses .............................    1,965,963    2,558,793    3,891,293    5,337,707
                                                 ----------   ----------   ----------   ----------

Net income ...................................   $1,311,834   $  286,971   $1,762,791   $  516,790
                                                                           ==========   ==========

Net income allocable to:
  Limited partners ...........................   $1,298,716   $  284,101   $1,745,163   $  511,622
  General Partner ............................       13,118        2,870       17,628        5,168
                                                 ----------   ----------   ----------   ----------

                                                 $1,311,834   $  286,971   $1,762,791   $  516,790
                                                 ==========   ==========   ==========   ==========

Weighted average number of limited
  partnership units outstanding ..............      609,544      609,644      609,544      609,663
                                                 ==========   ==========   ==========   ==========

Net income per weighted average
  limited partnership unit ...................   $     2.13   $      .47   $     2.86   $      .84
                                                 ==========   ==========   ==========   ==========








See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners, L.P., Series E
                          (A Delaware Limited Partnership)

               Consolidated Statements of Changes in Partners' Equity

                     For the Six Months Ended June 30, 1996 and
                  the Years Ended December 31, 1995, 1994 and 1993

                                     (unaudited)

                           Limited Partner
                            Distributions

                    Return of Investment     Limited     General
                     Capital    Income       Partners    Partner       Total
                           (Per weighted
                            average unit)

Balance at
  December 31, 1992                    $ 21,214,015   $  (2,799)  $21,211,216

Proceeds from issuance
  of limited partnership
  units (360,815 units)                  36,081,537        -       36,081,537

Sales and
  offering expenses                      (4,871,007)       -       (4,871,007)

Cash distributions
  to partners        $ 8.80    $3.03     (5,796,799)    (58,637)   (5,855,436)

Net income                                1,484,577      14,996     1,499,573
                                       ------------   ---------  ------------

Balance at
  December 31, 1993                      48,112,323     (46,440)   48,065,883

Cash distributions
  to partners        $11.27    $2.48     (8,390,043)    (78,582)   (8,468,625)

Limited partnership
  units redeemed
  (728 units)                               (48,490)       -          (48,490)

Net income                                1,511,824      15,271     1,527,095
                                       ------------   ---------  ------------

Balance at
  December 31, 1994                      41,185,614    (109,751)   41,075,863

Cash distributions
  to partners        $10.17    $2.58     (7,773,082)    (78,512)   (7,851,594)

Limited partnership
  units redeemed
  (45 units)                                 (2,370)       -           (2,370)

Net income                                1,569,944      15,858     1,585,802
                                       ------------   ---------  ------------

Balance at
  December 31, 1995                      34,980,106    (172,405)   34,807,701

                       ICON Cash Flow Partners, L.P., Series E
                          (A Delaware Limited Partnership)

         Consolidated Statements of Changes in Partners' Equity (continued)

                     For the Six Months Ended June 30, 1996 and
                  the Years Ended December 31, 1995, 1994 and 1993

                                     (unaudited)

                      Limited Partner
                       Distributions

                    Return of Investment     Limited     General
                     Capital    Income       Partners    Partner       Total
                       (Per weighted
                        average unit)


Cash distributions
  to partners        $ 3.52    $2.86     (3,885,900)    (39,252)   (3,925,152)

Limited partnership
  units redeemed
  (152 units)                                (7,252)        -          (7,252)

Net income                                1,745,163      17,628     1,762,791
                                       ------------   ---------  ------------

Balance at
  June 30, 1996                        $ 32,832,117   $(194,029)  $32,638,088
                                       ============   =========   ===========



































See accompanying notes to consolidated financial statements.

                       ICON Cash Flow Partners, L.P., Series E
                          (A Delaware Limited Partnership)

                        Consolidated Statements of Cash Flows

                          For the Six Months Ended June 30,

                                     (unaudited)

                                                                   1996            1995
                                                                   ----            ----

Cash flows provided by operating activities:
  Net income ...............................................   $  1,762,791    $    516,790
                                                               ------------    ------------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation ..........................................        530,856         530,856
     Rental income - assigned operating lease receivables ..       (677,193)     (1,354,386)
     Finance income portion of receivables paid directly
      to lenders by lessees ................................     (1,024,086)     (1,667,442)
     Amortization of initial direct costs ..................        479,241         861,987
     Net gain on sales or remarketing of equipment .........     (1,586,797)       (275,018)
     Interest expense on non-recourse financing paid
      directly by lessees ..................................        725,947       1,800,310
     Interest expense accrued on recourse debt .............        369,823         556,074
     Collection of principal - non-financed receivables ....      4,474,388       6,664,171
     Collection of principal - leverage lease receivables ..           --           143,935
     Income from leveraged leases, net .....................       (200,517)       (561,699)
     Income from equity investment in joint venture ........         (2,821)
     Changes in operating assets and liabilities:
      Allowance for doubtful accounts ......................        152,399         (98,613)
       Accounts payable to General Partner and
         affiliates, net ...................................         75,521        (155,090)
      Accounts payable - other .............................     (1,091,955)        (85,746)
      Accounts receivable - affiliate ......................        130,217            --
      Security deposits and deferred credits ...............       (188,530)         13,751
      Minority interest in joint venture ...................          1,877           1,907
      Other assets .........................................      4,471,557         (98,161)
      Other, net ...........................................        (40,572)        (71,429)
                                                               ------------    ------------

        Total adjustments ..................................      6,599,355       6,205,407
                                                               ------------    ------------

        Net cash provided by operating activities ..........      8,362,146       6,722,197
                                                               ------------    ------------

Cash flows used for investing activities:
  Proceeds from sales of equipment .........................      9,382,646       1,681,399
  Equipment and receivables purchased ......................     (6,485,280)     (3,610,097)
  Initial direct costs .....................................        (76,732)           --

        Net cash used for investing activities .............      2,820,634      (1,928,698)
                                                               ------------    ------------

Cash flows used for financing activities:
  Principal payments on debt ...............................     (8,199,374)           --
  Cash distributions to partners ...........................     (3,925,152)     (3,925,894)
  Principal payments on secured financing ..................     (1,700,435)     (4,316,900)
  Redemption of limited partnership units ..................         (7,252)         (2,370)
  Proceeds from debt .......................................        780,000            --

        Net cash used for financing activities .............    (13,052,213)     (8,245,164)
                                                               ------------    ------------

Net decrease in cash .......................................     (1,869,433)     (3,451,665)

Cash at beginning of period ................................      5,826,646       6,757,538
                                                               ------------    ------------

Cash at end of period ......................................   $  3,957,213    $  3,305,873
                                                               ============    ============

See accompanying notes to consolidated financial statements

                       ICON Cash Flow Partners, L.P., Series E
                          (A Delaware Limited Partnership)

                        Statement of Cash Flows (continued)

Supplemental Disclosures of Cash Flow Information


  During the six months ended June 30, 1996 and 1995, non-cash activities included the following:

                                                          1996           1995
                                                          ----           ----

Accounts payable - equipment .......................   $    --      $   525,361
Fair value of equipment and receivables purchased
  for debt and payables ............................        --         (525,361)

Principal and interest on direct finance receivables
  paid directly to lenders by lessees ..............     5,251,724    7,323,428
Rental income assigned operating lease receivable ..     1,354,386    1,354,386
Principal and interest on non-recourse financing
  paid directly by lessees .........................    (6,606,110)  (8,677,814)

Decrease in investment in finance leases
  due to termination of leases .....................          --        748,173
Decrease in notes payable - non-recourse
  due to termination of lease ......................          --       (748,173)
                                                       -----------  -----------

                                                       $      --    $    --
                                                       ===========  ===========

    Interest expense of $1,551,586 and $2,356,960 for the six months ended June 30, 1996 and 1995 consisted of: interest expense on non-recourse financing accrued or paid directly by lenders to lessees of $1,260,363 and $2,356,384, respectively, and other interest of $291,223 and $576, respectively.

                    ICON Cash Flow Partners, L.P., Series E
                       (A Delaware Limited Partnership)

                  Notes to Consolidated Financial Statements

                                 June 30, 1996

                                  (unaudited)


1.  Basis of Presentation

    The consolidated financial statements included herein should be read in conjunction with the Notes to Consolidated Financial Statements included in the Partnership's 1995 Annual Report on Form 10-K and have been prepared in accordance with the accounting policies stated therein.

2.  New Accounting Pronouncement

    In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which is effective beginning in 1996.

    The Partnership's existing policy with respect to impairment of estimated residual values is to review, on a quarterly basis, the carrying value of its residuals on an individual asset basis to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and, therefore, an impairment loss should be recognized. The events or changes in circumstances which generally indicate that the residual value of an asset has been impaired are (i) the estimated fair value of the underlying equipment is less than the Partnership's carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and the Partnership's residual position. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits their rental payments directly to the lender and the Partnership does not recover its residual until the non-recourse note obligation is repaid in full.

    The Partnership measures its impairment loss as the amount by which the carrying amount of the residual value exceeds the estimated proceeds to be received by the Partnership from release or resale of the equipment. Generally, quoted market prices are used as the basis for measuring whether an impairment loss should be recognized.

    As a result, the Partnership's policy with respect to measurement and recognition of an impairment loss associated with estimated residual values is consistent with the requirements of SFAS No. 121 and, therefore, the Partnership's adoption of this Statement in the first quarter of 1996 had no material effect on the financial statements.

3.  Redemption of Limited Partnership Units

    The General Partner consented to the Partnership redeeming 152 limited partnership units during the six months ended June 30, 1996. The redemption amount was calculated following the specified redemption formula as per the Partnership agreement. Redeemed units have no voting rights and do not share in distributions. The Partnership agreement limits the number of units which can be redeemed in any one year and redeemed units may not be reissued. Redeemed limited partnership units are accounted for as a reduction from partners equity.

4.  Investment in Joint Ventures

    The Partnership Agreement allows the Partnership to invest in joint ventures with other limited partnerships sponsored by the General Partner provided that the investment objectives of the joint ventures are consistent with that of the Partnership.

                    ICON Cash Flow Partners, L.P., Series E
                       (A Delaware Limited Partnership)

            Notes to Consolidated Financial Statements - Continued

    ICON Cash Flow LLC I

    On September 21, 1994, the Partnership and an affiliate, ICON Cash Flow Partners L.P. Six ("L.P. Six"), formed a joint venture, ICON Cash Flow Partners, L.L.C. I ("ICON Cash Flow LLC I"), for the purpose of acquiring and managing an aircraft currently on lease to Alaska Airlines, Inc. The aircraft is a 1988 McDonnell Douglas MD-83. The Partnership and L.P. Six contributed $3,730,493 (99%) and $37,682 (1%) of the cash required for such acquisition, respectively, to ICON Cash Flow LLC I. ICON Cash Flow LLC I acquired the aircraft, assuming $17,003,454 in non-recourse debt and the contributions received from the Partnership and L.P. Six. The purchase price of the transaction totaled $20,771,629. The lease is an operating lease and the lease term expires in March 1997. Profits, losses, excess cash and disposition proceeds are allocated 99% to the Partnership and 1% to L.P. Six. The Partnership's consolidated financial statements include 100% of the assets and liabilities of ICON Cash Flow LLC I. L.P. Six's investment in ICON Cash Flow LLC I has been reflected as "Minority interest in joint venture."

    ICON Cash Flow LLC II

    On March 31, 1995, the Partnership and an affiliate, L.P. Six, formed ICON Cash Flow Partners L.L.C. II, ("ICON Cash Flow LLC II"), for the purpose of acquiring and managing an aircraft currently on lease to Alaska Airlines, Inc. The aircraft is a 1987 McDonnell Douglas MD-83. The Partnership and L.P. Six contributed $30,550 (1%) and $3,024,450 (99%) of the cash required for such acquisition, respectively, to ICON Cash Flow LLC II. ICON Cash Flow LLC II acquired the aircraft, assuming $16,315,997 in non-recourse debt and the contributions received from the Partnership and L.P. Six. The purchase price of the transaction totaled $19,370,997. The lease is an operating lease and the lease term expires in March 1997. Profits, losses, excess cash and disposition proceeds will be allocated 1% to the Partnership and 99% to L.P. Six. The Partnership 1% investment in ICON Cash Flow LLC II, which is accounted for under the equity method, totaled $38,266 at June 30, 1996 and has been reflected as "Equity investment in joint venture." The General Partner manages and controls the business affairs of both the Partnership and L.P. Six. As a result of this common control and the Partnership's ability to influence the activities of the joint venture, the Partnership's investment in the joint venture is accounted for under the equity method. Information as to the financial position and results of operations of ICON LLC II at June 30, 1996 is summarized below:

                                                        June 30, 1996

                   Assets                                $18,310,792

                   Liabilities                           14,484,161

                   Equity                                $3,826,631

                                                       Six Months Ended
                                                         June 30, 1996

                   Net income                            $  282,135
                                                         ==========

5.  Related Party Transactions

   During the six months ended June 30, 1996 and 1995, the Partnership paid or accrued to the General Partner management fees of $606,953 and $829,324, respectively, and administrative expense reimbursements of $295,393 and $408,114, respectively, which were charged to operations.

   During the six months ended June 30, 1996 and 1995, the Partnership paid or accrued to the General Partner acquisition fees of $76,732 and $0, respectively.

6. Net Investment in Leveraged Leases

   On April 23, 1996 the Partnership sold its beneficial interest in a trust which owned towboats and barges that were reflected as the Partnership's investment in leveraged leases. The net cash proceeds, after paying the remaining debt obligation and expenses related to the sale, were $7,216,689, which resulted in a net gain of $997,606.

                    ICON Cash Flow Partners, L.P., Series E
                       (A Delaware Limited Partnership)


                                    PART II


Item 1 - Legal Proceedings

None

Item 2 - Changes in Securities

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

No report on Form 8-K was filed by the registrant during the quarter for which this report is filed.

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

                                    ICON Cash Flow Partners, L.P., Series E
                                    File No. 33-44413 (Registrant)
                                    By its General Partner,
                                    ICON Capital Corp.




August 13, 1996                     Charles Duggan
    Date                            --------------------------------------------
                                    Charles Duggan
                                    Executive Vice President and Chief
                                    Financial Officer
                                    (Principal financial and account officer of the General Partner of the Registrant)