Form 10-Q
period 1996-09-30
ICON CASH FLOW PARTNERS L P SERIES E
filed 1996-11-14
CIK 881788

UNITED STATES
                                 SECURITIES AND EXCHANGE COMMISSION
                                       Washington, D.C.  20549


                                              FORM 10-Q



[x ] Quarterly  Report  Pursuant  to Section 13 or 15(d) of the  Securities
     Exchange Act of 1934

For the period ended              September 30, 1996
                     ----------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 ---

For the transition period from                      to
                               --------------------     -----------------------

Commission File Number       33-44413
                        -------------------------------------------------------

                     ICON Cash Flow Partners, L.P., Series E
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                                 13-3635208
-------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)


                 600 Mamaroneck Avenue, Harrison, New York 10528
--------------------------------------------------------------------------------
  (Address of principal executive offices)                          (Zip code)


                                 (914) 698-0600
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                           [ x] Yes     [  ] No

PART I  -  FINANCIAL INFORMATION
Item 1.  Financial Statements

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheets

                                   (unaudited)

                                                              September 30,   December 31,
                                                                  1996            1995
       Assets

Cash ......................................................   $  4,015,186    $  5,826,646
                                                              ------------    ------------

Investment in finance leases
   Minimum rents receivable ...............................     30,777,046      44,696,273
   Estimated unguaranteed residual values .................     11,181,276      12,388,734
   Initial direct costs ...................................        595,582       1,046,622
   Unearned income ........................................     (4,364,347)     (6,988,215)
   Allowance for doubtful accounts ........................       (872,508)       (783,475)
                                                              ------------    ------------
                                                                37,317,049      50,359,939
                                                              ------------    ------------

Investment in operating leases
   Equipment at cost ......................................     20,771,628      20,771,628
   Initial direct costs ...................................        163,200         408,000
   Accumulated depreciation ...............................     (2,123,423)     (1,327,139)
                                                              ------------    ------------
                                                                18,811,405      19,852,489
                                                              ------------    ------------

Investment in financings
   Receivables due in installments ........................     21,889,196      10,027,184
   Initial direct costs ...................................        154,256          54,798
   Unearned income ........................................     (3,720,283)     (1,496,344)
   Allowance for doubtful accounts ........................       (352,332)       (354,969)
                                                              ------------    ------------
                                                                17,970,837       8,230,669
                                                              ------------    ------------

Net investment in leveraged leases ........................           --         5,971,629
                                                              ------------    ------------

Other assets ..............................................        446,430       5,232,064
                                                              ------------    ------------

Equity investment in joint venture ........................         39,769          35,445
                                                              ------------    ------------

Total assets ..............................................   $ 78,600,676    $ 95,508,881
                                                              ============    ============


       Liabilities and Partners' Equity

Notes payable - non-recourse ..............................   $ 36,425,528    $ 44,415,861
Note payable - non-recourse - securitized .................      2,025,472       4,326,164
Note payable revolving credit facility ....................      8,000,000       7,400,000
Accounts payable to General Partner and affiliates, net ...         36,935            --
Accounts payable - equipment ..............................           --         1,886,138
Accounts payable - other ..................................        489,568       1,559,564
Security deposits and deferred credits ....................        644,778       1,071,729
Minority interest in joint venture ........................         44,631          41,724
                                                              ------------    ------------
                                                                47,666,912      60,701,180
                                                              ------------    ------------
Commitments and Contingencies

Partners' equity (deficiency)
   General Partner ........................................       (211,057)       (172,405)
   Limited partners (609,446 and 609,639 units outstanding,
     $100 per unit original issue price in 1996 and 1995,
     respectively) ........................................     31,144,821      34,980,106
                                                              ------------    ------------

Total partners' equity ....................................     30,933,764      34,807,701
                                                              ------------    ------------

Total liabilities and partners' equity ....................   $ 78,600,676    $ 95,508,881
                                                              ============    ============

See accompanying notes to consolidated financial statements.





                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                                   (unaudited)



                                                For the Three Months        For the Nine Months
                                                 Ended September 30,        Ended September 30,
                                                 1996          1995         1996           1995
                                                 ----          ----         ----           ----

Revenue

   Finance income                           $  1,104,665  $  1,493,851  $  3,390,232   $  4,963,059
   Rental income                                 677,193       677,193     2,031,579      2,031,579
   Net gain on sales or remarketing
     of equipment                                308,409       200,669     1,895,206        475,687
   Interest income and other                     101,545       100,850       325,541        292,721
   Income from equity investment
     in joint venture                              1,503         1,260         4,324          3,575
   Income from leveraged leases                        -       324,746       200,517        886,445
                                            ------------  ------------  ------------   ------------

   Total revenues                              2,193,315     2,798,569     7,847,399      8,653,066
                                            ------------  ------------  ------------   ------------

Expenses

   Interest                                      658,296     1,072,140     2,209,882      3,429,100
   Amortization of initial direct costs          293,159       366,099       772,400      1,228,086
   Depreciation                                  265,428       265,428       796,284        796,284
   Management fees - General Partner             261,194       410,695       868,147      1,240,019
   Provision for bad debts                       200,000       150,000       400,000        250,000
   Administrative expense reimbursement
     - General Partner                           129,815       199,984       425,208        608,098
   General and administrative                    124,130       177,187       348,321        425,050
   Minority interest in joint venture              1,629         1,388         4,702           3991
                                            ------------  ------------  ------------   ------------

   Total expenses                              1,933,651     2,642,921     5,824,944      7,980,628
                                            ------------  ------------  ------------   ------------

Net income                                  $    259,664    $  155,648  $  2,022,455    $   672,438
                                            ============    ==========  ============    ===========

Net income allocable to:
   Limited partners                         $    257,067  $    154,092  $  2,002,230   $    665,714
   General Partner                                 2,597         1,556        20,225          6,724
                                            ------------  ------------  ------------   ------------

                                            $    259,664  $    155,648  $  2,022,455   $    672,438
                                            ============  ============  ============   ============

Weighted average number of limited
   partnership units outstanding                 609,551       609,644       609,551        609,655
                                            ============  ============  ============   ============

Net income per weighted average
   limited partnership unit                 $        .42  $        .25  $       3.28   $       1.09
                                            ============  ============  ============   ============








See accompanying notes to consolidated financial statements.





                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                For the Nine Months Ended September 30, 1996 and the Years Ended December 31, 1995, 1994 and 1993

                                   (unaudited)

                                 Limited Partner
                                  Distributions

                           Return of       Investment         Limited          General
                            Capital          Income           Partners         Partner         Total
                                 (Per weighted
                                  average unit)

Balance at
   December 31, 1992 ....                                   $ 21,214,015    $     (2,799)   $ 21,211,216

Proceeds from issuance
   of limited partnership
   units (360,815 units)                                      36,081,537            --        36,081,537

Sales and
   offering expenses ....                                     (4,871,007)           --        (4,871,007)

Cash distributions
   to partners ..........   $       8.80    $       3.03      (5,796,799)        (58,637)     (5,855,436)

Net income ..............                                      1,484,577          14,996       1,499,573
                                                            ------------    ------------    ------------

Balance at
   December 31, 1993 ....                                     48,112,323         (46,440)     48,065,883

Cash distributions
   to partners ..........   $      11.27    $       2.48      (8,390,043)        (78,582)     (8,468,625)

Limited partnership
   units redeemed
   (728 units) ..........                                        (48,490)           --           (48,490)

Net income ..............                                      1,511,824          15,271       1,527,095
                                                            ------------    ------------    ------------

Balance at
   December 31, 1994 ....                                     41,185,614        (109,751)     41,075,863

Cash distributions
   to partners ..........   $      10.17    $       2.58      (7,773,082)        (78,512)     (7,851,594)

Limited partnership
   units redeemed
   (45 units) ...........                                         (2,370)           --            (2,370)

Net income ..............                                      1,569,944          15,858       1,585,802
                                                            ------------    ------------    ------------

Balance at
   December 31, 1995 ....                                     34,980,106        (172,405)     34,807,701





                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

       Consolidated Statements of Changes in Partners' Equity (continued)

                For the Nine Months Ended September 30, 1996 and the Years Ended December 31, 1995, 1994 and 1993

                                   (unaudited)

                            Limited Partner
                             Distributions

                        Return of    Investment     Limited        General
                         Capital       Income       Partners       Partner         Total
                           (Per weighted
                            average unit)


Cash distributions
   to partners            $  6.28    $  3.28        (5,828,554)      (58,877)     (5,887,431)

Limited partnership
   units redeemed
   (192 units)                                          (8,961)           -           (8,961)

Net income                                           2,002,230        20,225       2,022,455
                                                  ------------      --------    ------------

Balance at
   September 30, 1996                          $    31,144,821  $   (211,057)  $  30,933,764
                                               ===============  ============   =============






























See accompanying notes to consolidated financial statements.





                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                     For the Nine Months Ended September 30,

                                   (unaudited)

                                                                       1996           1995
                                                                       ----           ----
Cash flows from operating activities:
   Net income .................................................   $  2,022,455    $    672,438
                                                                  ------------    ------------
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation ............................................        796,284         796,284
      Rental income - assigned operating lease receivables ....       (677,193)     (2,031,579)
      Finance income portion of receivables paid directly
       to lenders by lessees ..................................     (1,456,812)     (2,399,372)
      Amortization of initial direct costs ....................        772,400       1,228,086
      Net gain on sales or remarketing of equipment ...........     (1,895,206)       (475,687)
      Interest expense on non-recourse financing paid
       directly by lessees ....................................        982,645       2,635,870
      Interest expense accrued on recourse debt ...............        369,823         139,466
      Collection of principal - non-financed receivables ......      6,638,551      10,098,759
      Collection of principal - leverage lease receivables ....           --           143,935
      Income from leveraged leases, net .......................       (200,517)       (886,445)
      Income from equity investment in joint venture ..........         (4,324)         (3,575)
      Changes in operating assets and liabilities:
       Allowance for doubtful accounts ........................        364,718        (150,628)
        Accounts payable to General Partner and affiliates, net         36,935         (71,572)
       Accounts payable - other ...............................     (1,069,996)        (70,306)
       Accounts receivable - affiliate ........................        130,217            --
       Security deposits and deferred credits .................       (426,951)        385,075
       Minority interest in joint venture .....................          2,907           2,197
       Other assets ...........................................      4,657,514         197,318
       Other, net .............................................        224,902          73,682
                                                                  ------------    ------------

         Total adjustments ....................................      9,245,897       9,611,508
                                                                  ------------    ------------

         Net cash provided by operating activities ............     11,268,352      10,283,946
                                                                  ------------    ------------

Cash flows provided by investing activities:
   Proceeds from sales of equipment ...........................      9,667,369       2,901,984
   Equipment and receivables purchased ........................    (15,018,876)     (8,877,419)
   Initial direct costs .......................................        (76,732)           --
                                                                  ------------    ------------

         Net cash used for investing activities ...............     (5,428,239)     (5,975,435)
                                                                  ------------    ------------

Cash flows from financing activities:
   Principal payments on revolving credit facility ............     (8,199,375)           --
   Cash distributions to partners .............................     (5,887,431)     (5,888,745)
   Principal payments on secured financing ....................     (2,335,806)     (6,166,216)
   Redemption of limited partnership units ....................         (8,961)         (2,370)
   Proceeds from revolving credit facility ....................      8,780,000       3,900,000
         Net cash used for financing activities ...............     (7,651,573)     (8,157,331)
                                                                  ------------    ------------

Net decrease in cash ..........................................     (1,811,460)     (3,848,820)

Cash at beginning of period ...................................      5,826,646       6,757,538
                                                                  ------------    ------------

Cash at end of period .........................................   $  4,015,186    $  2,908,718
                                                                  ============    ============

See accompanying notes to consolidated financial statements.





                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                       Statement of Cash Flows (continued)

Supplemental Disclosures of Cash Flow Information


   During the nine months ended September 30, 1996 and 1995, non-cash activities included the following:

                                                           1996            1995
                                                           ----            ----

Principal and interest on direct finance receivables
   paid directly to lenders by lessees .............   $  8,875,299    $ 10,808,654
Rental income assigned operating lease receivable ..      2,031,579       2,031,579
Principal and interest on non-recourse financing
   paid directly by lessees ........................    (10,906,878)    (12,840,233)

Decrease in investment in finance leases due
  to termination of leases .........................         18,345         755,449
Decrease in notes payable - non-recourse
  due to termination of lease ......................        (18,345)       (755,449)
                                                       ------------    ------------

                                                       $      --       $      --
                                                       ============    ============

    Interest expense of $2,209,882 and $3,429,100 for the nine months ended September 30, 1996 and 1995 consisted of: interest expense on non-recourse financing accrued or paid directly by lenders to lessees of $1,736,134 and $2,775,336, respectively, and other interest of $473,748 and $653,764, respectively.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                               September 30, 1996

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

    As a result, the Partnership's policy with respect to measurement and recognition of an impairment loss associated with estimated residual values is consistent with the requirements of SFAS No. 121 and, therefore, the Partnership=s adoption of this Statement in the first quarter of 1996 had no material effect on the financial statements.

   3. Redemption of Limited Partnership Units

    The General Partner consented to the Partnership redeeming 192 limited partnership units during the nine months ended September 30, 1996. The redemption amount was calculated following the specified redemption formula as per the Partnership agreement. Redeemed units have no voting rights and do not share in distributions. The Partnership agreement limits the number of units which can be redeemed in any one year and redeemed units may not be reissued. Redeemed limited partnership units are accounted for as a reduction from partners equity.

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

    ICON Cash Flow LLC II

    On March 31, 1995, the Partnership and an affiliate, L.P. Six, formed ICON Cash Flow Partners L.L.C. II, ("ICON Cash Flow LLC II"), for the purpose of acquiring and managing an aircraft currently on lease to Alaska Airlines, Inc. The aircraft is a 1987 McDonnell Douglas MD-83. The Partnership and L.P. Six contributed $30,550 (1%) and $3,024,450 (99%) of the cash required for such acquisition, respectively, to ICON Cash Flow LLC II. ICON Cash Flow LLC II acquired the aircraft, assuming $16,315,997 in non-recourse debt and the contributions received from the Partnership and L.P. Six. The purchase price of the transaction totaled $19,370,997. The lease is an operating lease and the lease term expires in March 1997. Profits, losses, excess cash and disposition proceeds will be allocated 1% to the Partnership and 99% to L.P. Six. The Partnership 1% investment in ICON Cash Flow LLC II, which is accounted for under the equity method, totaled $38,266 at September 30, 1996 and has been reflected as "Equity investment in joint venture." The General Partner manages and controls the business affairs of both the Partnership and L.P. Six. As a result of this common control and the Partnership's ability to influence the activities of the joint venture, the Partnership's investment in the joint venture is accounted for under the equity method. Information as to the financial position and results of operations of ICON LLC II at September 30, 1996 is summarized below:

                                                   September 30, 1996

                 Assets                               $ 18,098,630
                                                      ============

                 Liabilities                            14,121,692

                 Equity                               $  3,976,938
                                                      ============

                                                   Nine Months Ended
                                                   September 30, 1996

                 Net income                           $    432,442
                                                      ============

5.   Related Party Transactions
     During the nine months ended September 30, 1996 and 1995, the Partnership paid or accrued to the General Partner management fees of $868,147 and $1,240,019, respectively, and administrative expense reimbursements of $425,208 and $608,098, respectively, which were charged to operations.

     During the nine months ended September 30, 1996 and 1995, the Partnership paid or accrued to the General Partner acquisition fees of $76,732 and $0, respectively.

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

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership's portfolio consisted of a net investment in finance leases, operating leases, financings, leveraged leases and an equity investment in joint venture representing 51%, 25%, 24%, 0% and less than 1% of total investments at September 30, 1996, respectively, and 60%, 21%, 10%, 9% and less than 1% of total investments at September 30, 1995, respectively.

Three Months Ended September 30, 1996 and 1995

     For the three months ended September 30, 1996 and 1995, the Partnership leased or financed equipment with an initial cost of $8,600,934 and $3,910,727, respectively, to 76 and 7 lessees or equipment users, respectively.

Results of Operations

     Revenues for the three months ended September 30, 1996 were $2,193,315, representing a decrease of $605,254 or 22% from 1995. The decrease in revenues was primarily attributable to a decrease in finance income of $389,186 or 26% and a decrease in income from leveraged leases of $324,746 or 100% from 1995. The decrease in these revenues was partially offset by an increase in net gain on sales or remarketing or equipment of $107,740 or 54%. The overall decrease in finance income resulted from a decrease in the average size of the finance lease portfolio from 1995 to 1996. Income from leveraged leases decreased due to the sale of all of the underlying equipment relating to the Partnership's investment in leveraged leases. The increase in net gain on sales or remarketing of equipment was attributed to an increase in the number of leases maturing, and the underlying equipment being sold or remarketed for which the proceeds received were in excess of the remaining carrying value of the equipment.

     Expenses for the three months ended September 30, 1996 were $1,933,651, representing a decrease of $709,270 or 27% from 1995. The decrease was primarily attributable to a decrease in interest expense of $413,844 or 39% and a decrease in management fees of $149,501 or 36% from 1995. Results were also affected by a decrease in amortization of initial direct costs or $72,940 or 20%, a decrease in administrative expense reimbursements of $70,169 or 36% and a decrease in general and administrative expense of $53,057 or 30%. The decrease in these expenses was partially offset by an increase in the provision for bad debts of $50,000 or 33%. Interest expense decreased due to the decrease in the average debt outstanding from 1995 to 1996. The decrease in management fees, amortization of initial direct costs, administrative expense reimbursements and general and administrative expense resulted from a decrease in the average size of the portfolio from 1995 to 1996. As a result of an analysis of delinquency, an assessment of overall risk and a review of historical loss experience, it was determined that a greater provision for bad debts of $50,000 was required for the three months ended September 30, 1996.

     Net income for the three months ended September 30, 1996 and 1995 was $259,664 and $155,648, respectively. The net income per weighted average limited partnership unit was $.42 and $.25 for 1996 and 1995, respectively.

Liquidity and Capital Resources

     The Partnership's primary sources of funds for the three months ended September 30, 1996 and 1995 were net cash provided by operations of $2,906,206 and $3,561,749, respectively, proceeds from sales of equipment of $284,723 and $1,220,585, respectively and proceeds from a revolving credit facility of $8,000,000 in 1996. These funds were used to purchase equipment, fund cash distributions and to make payments on borrowings. The Partnership intends to continue to purchase additional equipment and fund cash distributions utilizing cash provided by operations and proceeds from sales of equipment.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)



     Cash distributions to limited partners for the three months ended September 30, 1996 and 1995, which were paid monthly, totaled $1,942,654 and $1,943,223, respectively, of which $257,067 and $154,092 was investment income and $1,685,587 and $1,789,131 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners was 12.75%, of which 1.69% and 1.01% was investment income and 11.06% and 11.74% was a return of capital, respectively, calculated as a percentage of each partners initial capital contribution. The limited partner distribution rate per weighted average unit outstanding for the three months ended September 30, 1996 and 1995 was $3.19, of which $.42 and $.25 was investment income and $2.77 and $2.94 was a return of capital, respectively.

Nine Months Ended September 30, 1996 and 1995

     For the nine months ended September 30, 1996 and 1995, the Partnership leased or financed equipment with an initial cost of $13,280,357 and $7,761,617, respectively, to 150 and 53 lessees or equipment users, respectively and invested $30,550 in a joint venture in 1995. The weighted average initial transaction term relating to these transactions was 53 and 44 months, respectively.

Results of Operations

     Revenues for the nine months ended September 30, 1996 were $7,847,399, representing a decrease of $805,667 or 9% from 1995. The decrease in revenues was primarily attributable to a decrease in finance income of $1,572,827 or 32% and a decrease in income from leveraged leases of $685,928 or 77%. The decrease in these revenues was partially offset by an increase in net gain on sales or remarketing of equipment of $1,419,519, and an increase in interest income and other of $32,820 or 11%. The overall decrease in finance income resulted from a decrease in the average size of the finance lease portfolio from 1995 to 1996. Income from leveraged leases decreased due to the sale of all of the underlying equipment relating to the Partnership's investment in leveraged leases. The increase in net gain on sales or remarketing of equipment was attributable to the sale of the underlying equipment relating to the Partnership's investment in leveraged leases. This sale resulted in a net gain of $997,606. The increase in interest income and other resulted from an increase in the average cash balance from 1995 to 1996.

     Expenses for the nine months ended September 30, 1996 were $5,824,944, representing a decrease of $2,155,684 or 27% from 1995. The decrease in expenses was primarily attributable to a decrease in interest expense of $1,219,218 or 36% and a decrease in amortization of initial direct cost of $455,686 or 37% from 1995. Results were also affected by a decrease in management fees of $371,872 or 30%, a decrease in administrative fees of $182,890 or 30% and a decrease in general and administrative expense of $76,729. The decrease in these expenses was partially offset by an increase in provision for bad debt of $150,000, or 60%. Interest expense decreased due to a decrease in the average debt outstanding from 1995 to 1996. Amortization of initial direct cost, management fees, administrative expense reimbursements and general and administrative expense decreased due to a decrease in the average size of the portfolio from 1995 to 1996. As a result of an analysis of delinquency, an assessment of overall risk and a review of historical loss experience, it was determined that a greater provision for bad debts of $150,000 was required for the nine months ended September 30, 1996.

     Net income for the nine months ended September 30, 1996 and 1995 was $2,022,455 and $672,438, respectively. The net income per weighted average limited partnership unit was $3.28 and $1.09 for 1996 and 1995, respectively.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)


Liquidity and Capital Resources

     The Partnership's primary sources of funds for the nine months ended September 30, 1996 and 1995 were net cash provided by operations of $11,268,352 and $10,283,946, respectively, proceeds from sales of equipment of $9,667,369 and $2,901,984, respectively, and proceeds from a revolving credit facility of $8,780,000 and $3,900,000 respectively. These funds were used to purchase equipment, fund cash distributions and to make payments on borrowings. The Partnership intends to continue to purchase additional equipment and fund cash distributions utilizing cash provided by operations and proceeds from sales of equipment.

     Cash distributions to limited partners for the nine months ended September 30, 1996 and 1995, which were paid monthly, totaled $5,828,554 and $5,829,858, respectively, of which $2,002,230 and $665,714 was investment income and $3,826,324 and $5,164,144 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners was 12.75% and 12.75%, of which 4.38% and 1.45% was investment income and 8.37% and 11.30% was a return of capital, respectively, calculated as a percentage of each partners initial capital contribution. The limited partner distribution rate per weighted average unit outstanding for the nine months ended September 30, 1996 and 1995 was $9.56, of which $3.28 and $1.09 was investment income and $6.28 and $8.47 was a return of capital, respectively.

     The Partnership entered into a three year revolving credit agreement (the "Facility") in January 1995. The maximum amount available under the Facility is $25,000,000 and at Septembr 30, 1996, the Partnership had $12,795,305 available for borrowing, of which $8,000,000 was outstanding.

     On April 23, 1996, the Partnership sold its beneficial interest in a trust which owned towboats and barges that were reflected as the Partnership's investment in leveraged leases. The net cash proceeds, after paying the remaining debt obligation, and expenses related to the sale, were $7,216,689, which resulted in a net gain of $997,606.

     On March 31, 1995 the Partnership and an affiliate, ICON Cash Flow Partners, L.P. Six ("L.P. Six"), formed ICON Cash Flow Partners L.L.C. II ("ICON Cash Flow LLC II"), for the purpose of acquiring and managing an aircraft currently on lease to Alaska Airlines, Inc. The aircraft is a 1987 McDonnell Douglas MD-83. The Partnership and L.P. Six contributed $30,550 (1%) and $3,024,450 (99%) of the cash required for such acquisition, respectively, to ICON Cash Flow LLC II. ICON Cash Flow LLC II acquired the aircraft, assuming $16,315,997 in non-recourse debt and utilizing contributions received from the Partnership and L.P. Six. The purchase price of the transaction totaled $19,370,997. The lease is an operating lease and the lease term expires in March 1997. Profits, losses, excess cash and disposition proceeds are allocated 1% to the Partnership and 99% to L.P. Six. The Partnership's investment in ICON Cash Flow LLC II has been reflected as "Equity investment in joint venture."

     As of September 30, 1996, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will continue to invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

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

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)


PART II  -  OTHER INFORMATION


Item 6 - Exhibits And Reports on Firm 8-K

Form 8-K was filed September 4, 1996, Item 1, Change in Control of Registrant.

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

                                        ICON Cash Flow Partners, L.P., Series E
                                        File No. 33-44413 (Registrant)
                                        By its General Partner,
                                        ICON Capital Corp.




November 12, 1996                       Gary N. Silverhardt
-----------------                       ---------------------------------------
        Date                            Gary N. Silverhardt
                                        Chief Financial Officer
                                       (Principal financial and account officer
                                        of the General Partner of
                                        the Registrant)