Form 10-Q/A
period 1996-09-30
ICON CASH FLOW PARTNERS L P SERIES E
filed 1996-12-24
CIK 881788

UNITED STATES
                                 SECURITIES AND EXCHANGE COMMISSION
                                       Washington, D.C.  20549


                                              FORM 10-Q/A



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

Three Months Ended September 30, 1996 and 1995

     For the three months ended September 30, 1996 and 1995, the Partnership leased or financed equipment with an initial cost of $8,600,934 and $3,910,727, respectively, to 76 and 7 lessees or equipment users, respectively. Included in this is the financing of free cash flow, the rent payable by the lessee in excess of the senior debt payments, relating to an Airbus A-300 B4-203 aircraft built in 1983 in the amount of $5,690,161. The aircraft is on lease with Airbus and has a remaining term of approximately six and one half years. Subsequent to the financing ICON Cash Flow Partners L.P. Six, an affiliate of the Partnership, acquired, subject to a leveraged lease, the residual interest and assumed the related outstanding non-recourse senior and junior debt in the aircraft. ICON Cash Flow Partners L.P. Six is expecting to refinance this with a third party. This transaction is included in Investment in Financings on the balance sheet as of September 30, 1996.

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




December 24, 1996                       Gary N. Silverhardt
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