Form 10-K
period 1996-12-31
ICON CASH FLOW PARTNERS L P SERIES E
filed 1997-03-31
CIK 881788

UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C.  20549

                                           FORM 10-K

[  X ]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
        Act of 1934 [Fee Required]

For the fiscal year ended                    December 31, 1996
                          -----------------------------------------------------

                                              or

[     ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 [Fee Required]

For the transition period from ______________________ to _______________________

Commission File Number                          33-44413
                       ---------------------------------------------------------

                     ICON Cash Flow Partners, L.P., Series E
             (Exact name of registrant as specified in its charter)

           Delaware                                            13-3635208
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

              600 Mamaroneck Avenue, Harrison, New York 10528-1632
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code          (914) 698-0600
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:     None

              Title of each class                     Name of each exchange on
                                                          which registered
--------------------------------------------------------------------------------




Securities registered pursuant to Section 12(g) of the Act:
          Units of Limited Partnership Interests, filed, pending effectiveness

--------------------------------------------------------------------------------
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                          [X] Yes       [  ] No

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 1996

                                TABLE OF CONTENTS


Item                                                               Page

PART I

1.  Business                                                       3-4

2.  Properties                                                       5

3.  Legal Proceedings                                                5

4.  Submission of Matters to a Vote of Security Holders              5

PART II

5.  Market for the Registrant's Securities and Related
    Security Holder Matters                                          5

6.  Selected Consolidated Financial and Operating Data               6

7.  General Partner's Discussion and Analysis of Financial
    Condition and Results of Operations                           7-10

8.  Consolidated Financial Statements and Supplementary Data     11-29

9.  Changes in and Disagreements with Accountants on
    Accounting and Financial Disclosure                             30

PART III

10. Directors and Executive Officers of the Registrant's
    General Partner                                              30-31

11. Executive Compensation                                          31

12. Security Ownership of Certain Beneficial Owners
    and Management                                               31-32

13. Certain Relationships and Related Transactions                  32

PART IV

14. Exhibits, Reports and Amendments                                33

SIGNATURES                                                          34

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 1996


PART I

Item 1.  Business

General Development of Business

    ICON Cash Flow Partners, L.P., Series E (the "Partnership") was formed in November 1991 as a Delaware limited partnership. The Partnership commenced business operations on its initial closing date, July 6, 1992, with the admission of 13,574.17 limited partnership units. Between July 7, 1992 and December 31, 1992, 236,021.97 additional units were admitted and from January 1, 1993 to July 31, 1993 (the final closing date), 360,815.37 additional units were admitted bringing the final admission to 610,411.51 units totaling $61,041,151 in capital contributions. During 1994, the Partnership redeemed 728 limited partnership units, during 1995, the Partnership redeemed 45 limited partnership units and during 1996, the Partnership redeemed 193 limited partnership units leaving 609,446 units outstanding at December 31, 1996. The sole general partner is ICON Capital Corp. (the "General Partner").

Narrative Description of Business

    The Partnership is an equipment leasing income fund. The principal investment objective of the Partnership is to obtain the maximum economic return from its investments for the benefit of its limited partners. To achieve this objective, the Partnership has and intends to continue to: (1) acquire a diversified portfolio of short-term, high-yield investments; (2) make monthly cash distributions to its limited partners from cash from operations, commencing with each limited partner's admission to the Partnership, continuing through the reinvestment period, which period will end no later than July 1998; (3) re-invest substantially all undistributed cash from operations and cash from sales in additional equipment and financing transactions during the reinvestment period; and (4) sell the Partnership's investments and distribute the cash from sales of such investments to its limited partners within five and one-half to seven and one-half years of the final closing date. In addition to acquiring equipment and entering into leases, the Partnership also (1) acquires equipment already subject to leases originated by affiliates and non-affiliated lessors and (2) enters into financing transactions, which are (i) secured by the equipment financed and lease revenues therefrom (if any) and additional collateral as deemed necessary by the credit review committee of the General Partner and (ii) evidenced by the irrevocable obligation of the lessees.

    The equipment leasing industry is highly competitive. In initiating its leasing transactions, the Partnership competes with leasing companies, manufacturers that lease their products directly, equipment brokers and dealers and financial institutions, including commercial banks and insurance companies. Many competitors are larger than the Partnership and have access to more favorable financing. Competitive factors in the equipment leasing business primarily involve pricing and other financial arrangements, equipment remarketing capabilities and servicing of lessees.

    The Partnership has no direct employees. The General Partner has full and exclusive discretion in management and control of the Partnership.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 1996

Lease and Financing Transactions

    For the years ended December 31, 1996 and 1995, the Partnership purchased and leased or financed $20,226,129 and $8,553,671 of equipment, respectively, with a weighted average initial transaction term of 48 and 44 months, respectively, invested $15,730, a 1% interest, in a joint venture with an affiliate in 1996 and invested $30,550, a 1% interest, in a joint venture with an affiliate in 1995. Included in the summary of equipment cost by category below is 100% of the equipment cost acquired by a joint venture in which the Partnership has a 99% interest. The Partnership accounts for this investment by consolidating 100% of the assets and liabilities of the joint venture and reflecting, as a liability, the related minority interest. At December 31, 1996, the weighted average initial transaction term of the portfolio was 47 months. A summary of the portfolio equipment cost by category held at December 31, 1996 and 1995 is as follows:

                                 December 31, 1996         December 31, 1995
                               ---------------------     ---------------------


Category                            Cost      Percent        Cost       Percent

Aircraft                       $ 27,164,297    22.1%     $ 20,771,628    15.3%
Manufacturing & production       25,574,377    20.9        23,673,471    17.4
Furniture and fixtures           13,803,478    11.3        13,076,284     9.6
Retail Systems                   13,299,247    10.8        14,014,931    10.3
Restaurant equipment             11,013,259     9.0        11,613,145     8.6
Computer systems                 10,271,332     8.4        12,777,207     9.4
Telecommunications                9,299,933     7.6        10,064,035     7.4
Material handling                 4,457,982     3.6        15,240,811    11.2
Medical                           3,089,824     2.5         4,029,062     3.0
Automotive                        1,124,410      .9         5,883,381     4.3
Video Production                    622,702      .5           407,392      .3
Printing                            595,404      .5           681,853      .5
Audio                               487,212      .4                 -     -
Office equipment                    474,197      .4           689,801      .5
Construction                        286,762      .2           293,397      .2
Transportation                      223,867      .2           307,536      .2
Mining equipment                    209,052      .2           765,303      .6
Copiers                             159,043      .1           274,317      .2
Miscellaneous                       447,000      .4           913,234      .8
                              -------------   -----      ------------    -----

                              $ 122,655,010   100.0%     $135,805,923    100.0%
                              =============   =====      ============    =====

    The Partnership has one lease which individually represents greater than 10% of the total portfolio equipment cost at December 31, 1996 and 1995. The lease is for one 1988 MD-83 passenger airplane with Alaska Air and the purchase price of the equipment represents 16.9% and 15.3%, respectively, of the total portfolio equipment cost at December 31, 1996 and 1995.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 1996

Item 2.  Properties

    The Partnership neither owns nor leases office space or equipment for the purpose of managing its day-to-day affairs. The General Partner has exclusive control over all aspects of the business of the Partnership, including providing any necessary office space. As such, the General Partner is compensated for services related to the management of the Partnership's business.

Item 3.  Legal Proceedings

    The Partnership is not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of security holders during the fourth quarter of 1996.

PART II

Item 5.  Market for the Registrant's Securities and Related Security
         Holder Matters

    The Partnership's limited partnership interests are not publicly traded nor is there currently a market for the Partnership's limited partnership interests. It is unlikely that any such market will develop.

                                       Number of Equity Security Holders
Title of Class                                 as of December 31,

                                          1996                 1995
                                          ----                 ----

Limited partners                         3,746                3,737
General Partner                              1                    1

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 1996

Item 6.  Selected Consolidated Financial and Operating Data

                                                 Years Ended December 31,

                             1996          1995           1994           1993          1992
                             ----          ----           ----           ----          ----

Total revenues        $  9,849,216  $  12,180,865    $ 11,574,281   $  10,234,651  $  490,347
                      ============  =============    ============   =============  ==========

Net income            $  2,243,883  $   1,585,802    $  1,527,095   $   1,499,573  $   93,611
                      ============  =============    ============   =============  ==========

Net income allocable
  to limited partners $  2,221,444  $   1,569,944    $  1,511,824   $   1,484,577  $   92,675
                      ============  =============    ============   =============  ==========

Net income allocable
  to the
  General Partner     $     22,439  $      15,858    $     15,271   $      14,996  $      936
                      ============  =============    ============   =============  ==========

Weighted average
  limited partnership
  units outstanding        609,503        609,650         610,080         489,966     112,552
                      ============  =============    ============   =============  ==========

Net income per
  weighted average limited
  partnership unit    $       3.64  $        2.58    $       2.48   $        3.03  $      .82
                      ============  =============    ============   =============  ==========

Distributions to
  limited partners    $  7,771,164  $   7,773,082    $  8,390,043   $   5,796,799  $  468,726
                      ============  =============    ============   =============  ==========

Distributions to the
  General Partner     $     78,496  $      78,512    $     78,582   $      58,637  $    4,735
                      ============  =============    ============   =============  ==========

                                                                      December 31,

                          1996            1995           1994            1993          1992
                          ----            ----           ----            ----          ----

Total assets     $  77,934,170    $ 95,508,881    $116,090,367    $106,951,054   $  30,762,426
                 =============    ============    ============    ============   =============

Partners' equity $  29,192,964    $ 34,807,701    $ 41,075,863    $ 48,065,883   $  21,211,216
                 =============    ============    ============    ============   =============

    Since the Partnership commenced operations on July 6, 1992, the initial closing date, revenue and income for 1992 does not reflect a full year's operations.

    The above selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 1996

Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

    For the years ended December 31, 1996 and 1995, the Partnership leased or financed equipment with initial costs of $20,226,129 and $8,553,671, respectively, to 157 and 68 lessees or equipment users, respectively, invested $15,955, a 1% interest, in a joint venture with an affiliate in 1996 and invested $30,550, a 1% interest, in a joint venture with an affiliate in 1995. The weighted average initial transaction term related to these transactions was 48 and 44 months, respectively. Included as equipment acquired for 1995 is 100% of the equipment cost acquired by a joint venture in which the Partnership has a 99% interest. The Partnership accounts for this investment by consolidating 100% of the assets and liabilities of the joint venture and reflecting, as a liability, the related minority interest.

    The Partnership's portfolio consisted of net investments in finance leases, financings, operating leases, an equity investment in joint venture and leveraged leases of 51%, 25%, 24%, less than 1% and 0% of total investment at December 31, 1996, respectively and 60%, 7%, 23%, less than 1% and 10% of total investment at December 31, 1995, respectively.

Results of Operations for the Years Ended December 31, 1996 and 1995

    Revenues for the year ended December 31, 1996 were $9,849,216, representing a decrease of $2,331,649 or 19% from 1995. The decrease in revenues was primarily attributable to a decrease in income from leveraged leases, of $2,404,244 or 92%, a decrease in finance income of $244,575 or 5% , and a decrease in interest income and other of $15,474 or 4% from 1995. The decrease in these revenues was partially offset by an increase in net gain on sales or remarketing of equipment of $331,649 or 21% from 1995. Income from leveraged leases decreased due to the sale of all of the underlying equipment relating to the Partnership's investment in leveraged leases. The overall decrease in finance income resulted from a decrease in the average size of the finance lease portfolio from 1995 to 1996. Interest income and other decreased due to a decrease in the average cash balance from 1995 to 1996. Net gain on sales or remarketing of equipment increased primarily as the result of the Partnership selling its investment in leveraged leases. The underlying equipment, which consisted of towboats and barges was sold for a net gain of $997,606.

    Expenses for the year ended December 31, 1996 were $7,605,333, representing a decrease of $2,989,730 or 28% from 1995. The decrease in expenses was primarily attributable to a decrease in interest expense of $1,420,168 or 32%, a decrease in amortization of initial direct costs of $642,545 or 42%, a decrease in management fees of $476,233 or 30%, a decrease in administrative expense reimbursements of $221,668 or 28%, a decrease in provision for bad debts of $200,000 or 33% and a decrease in general and administrative expense of $30,069 or 5% from 1995. Interest expense decreased due to a decrease in the average debt outstanding from 1995 to 1996. The decrease in amortization of initial direct costs, management fees, administrative expense reimbursements and general and administrative fees resulted from a decrease in the average size of the portfolio from 1995 to 1996. Depreciation expense decreased due to the Partnership's reduced investment in operating leases. As a result of an analysis of delinquency, an assessment of overall risk and a review of historical loss experience, it was determined that a lesser provision for bad debts was required for the year ended December 31, 1996.

    Net income for the years ended December 31, 1996 and 1995 was $2,243,883 and
$1,585,802,   respectively.   The  net  income  per  weighted   average  limited
partnership unit was $3.64 and $2.58 for 1996 and 1995, respectively.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 1996

Results of Operations for the Years Ended December 31, 1995 and 1994

    Revenues for the year ended December 31, 1995 were $12,180,865, representing an increase of $606,584 or 5% from 1994. The increase in revenues was primarily attributable to an increase in rental income of $2,004,038, an increase in income from leveraged leases of $1,770,363, an increase in net gain on sales or remarketing of equipment of $982,365 and income from equity investment in joint venture of $4,895 from 1994. The increase in these revenues was partially offset by a decrease in finance income of $3,792,875 or 44% and a decrease in interest income and other of $362,202 or 45%. Rental income increased due to the Partnership's increased average investment in operating leases. The increase in income from leveraged leases resulted from the accretion of the Partnership's equity investment. Net gain on sales or remarketing of equipment increased due to an increase in the number of leases maturing, and the underlying equipment being sold or remarketed, for which the proceeds received were in excess of the remaining carrying value of the equipment. The overall decrease in finance income resulted from a decrease in the average size of the finance lease portfolio from 1994 to 1995. Interest income and other decreased due to a decrease in the average cash balance from 1994 to 1995.

    Expenses for the year ended December 31, 1995 were $10,595,063, representing an increase of $547,877 or 5% from 1994. The increase in expenses was primarily attributable to an increase in depreciation expense of $772,234, an increase in the provision for bad debts of $350,000, an increase in general and administrative expense of $199,793 or 45%, an increase in management fees of $49,060 or 3% and minority interest in joint venture of $5,438 from 1994. The increase in these expenses was partially offset by a decrease in interest expense of $491,248 or 10%, a decrease in amortization of initial direct costs of $310,209 or 17% and a decrease in administrative expense reimbursements of $27,191 or 3%. Depreciation expense increased due to an increase in the average size of the operating lease portfolio from 1994 to 1995. As a result of an analysis of delinquency, an assessment of overall risk and a review of historical loss experience, it was determined that a greater provision for bad debts was required for the year ended December 31, 1995. The increase in general and administrative expense was due primarily to costs incurred relating to the revolving credit facility. Interest expense decreased due to a decrease in the average debt outstanding from 1994 to 1995. The decrease in amortization of initial direct costs and administrative expense reimbursements resulted from a decrease in the average size of the portfolio from 1994 to 1995. Management fees remained relatively constant from 1994 to 1995.

    Net income for the years ended December 31, 1995 and 1994 was $1,585,802 and
$1,527,059,   respectively.   The  net  income  per  weighted   average  limited
partnership unit was $2.58 and $2.48 for 1995 and 1994, respectively.

Liquidity and Capital Resources

    The Partnership's primary sources of funds in 1996, 1995 and 1994 were net cash provided by operations of $13,210,339, $8,768,414 and $17,597,929, respectively, proceeds from sales of equipment of $10,358,637, $7,419,261 and $6,492,842, respectively, and proceeds from a revolving credit facility of $13,780,000 and $7,400,000 in 1996 and 1995, respectively. These funds were used to purchase equipment, to fund cash distributions and to make payments on borrowings. The Partnership intends to continue to purchase additional equipment and to fund cash distributions utilizing cash provided by operations, proceeds from expected sales of equipment and additional borrowings from its revolving credit facility.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 1996

    The Partnership had notes payable at December 31, 1996 and 1995 of $47,168,921 and $56,142,025, respectively, as a result of borrowings secured by equipment. These amounts consisted of $29,300,493 and $39,948,198 in non-recourse notes which are being paid directly to the lenders by the lessees, respectively, $4,868,428 and $4,467,663 in non-recourse residual value notes, respectively, which will be paid to the extent proceeds are available in excess of the Partnership's estimated unguaranteed residuals and $4,326,164 in non-recourse - securitization notes in 1995.

     The Partnership entered into a revolving credit agreement (the "Facility") in December 1994, which was amended in 1995 and 1996. The maximum amount available under the Facility is $25,000,000, and at December 31, 1996, the Partnership had $16,541,834 available for borrowing under the Facility, of which $13,000,000 was outstanding.

    On December 13, 1996, the Partnership exercised its early termination option by paying $1,886,874 to retire the balance of the notes payable, non-recourse, securitization. The Partnership was able to fund this from lower rate borrowing capability it achieves from its revolving credit facility.

    On December 31, 1996, the Partnership and an affiliate, ICON Cash Flow Partners, L.P. Seven ("L.P. Seven"), formed ICON Cash Flow Partners L.L.C. III ("ICON Cash Flow LLC III"), for the purpose of acquiring and managing an aircraft currently on lease to Continental Airlines, Inc. The aircraft is a 1976 McDonnell Douglas DC-10-30. The Partnership and L.P. Seven contributed $15,955 (1%) and $1,579,514 (99%) of the cash required for such acquisition, respectively, to ICON Cash Flow LLC III. ICON Cash Flow LLC III acquired the aircraft, assuming $9,309,759 in non-recourse debt and utilizing contributions received from the Partnership and L.P. Seven. The purchase price of the transaction totaled $10,905,228. The lease is a leveraged lease and the lease term expires in April 2003. Profits, losses, excess cash and disposition proceeds are allocated 1% to the Partnership and 99% to L.P. Seven. The Partnership's investment in ICON Cash Flow LLC III has been reflected as "Equity investment in joint venture."

    Included in the Partnership's acquisitions for the year ended December 31, 1996 is a financing transaction in the amount of $5,690,161. This represents the financing of excess cash, or free cash, which results from lease rental payments being greater than senior debt payments on a leveraged lease. The financing is secured by the underlying equipment, a 1983 Airbus A300B4-203 aircraft, currently on lease to A.I. Leasing II, Inc. Subsequent to this financing, ICON Cash Flow Partners L.P. Six ("L.P. Six"), an affiliate of the Partnership, acquired the residual, or equity, interest in the leveraged lease, and assumed the related outstanding non-recourse senior and junior debt. On January 29, 1997, L.P. Six re-financed the free cash portion of the leveraged lease with a third party. As a result of this re-financing, the Partnership received proceeds of $5,792,043 and terminated its interest in the leveraged lease.

    On January 28, 1997, the Partnership lent $7,780,328 to ICON Asset Acquisition, a joint venture limited liability corporation formed by ICON Cash Flow Partners L.P., Series B (8.93% interest), ICON Cash Flow Partners L.P., Series C (13.39% interest) and ICON Cash Flow Partners L.P. Six (77.68% interest), all affiliates of the Partnership. This is a short term note, which bears interest at the rate of 8%, which is the Partnership's approximate cost of funds, and is expected to be paid in full by June 30, 1997.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 1996

    Cash distributions to the limited partners for the years ended December 31, 1996, 1995 and 1994, which were paid monthly, totaled $7,771,164, $7,773,082 and
$8,390,043,  respectively  of which  $2,221,444,  $1,569,944  and $1,511,824 was investment income and $5,549,720, $6,203,138 and $6,878,219 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners for the years ended December 31, 1996, 1995 and 1994 was 12.75%, 12.75% and 13.75%, of which 3.64%, 2.58% and 2.48% was investment income and 9.11%, 10.17% and 11.27% was a return of capital, respectively, calculated as a percentage of each partners' initial capital contribution. The distribution rate for 1994 was affected by the Partnership paying a one-time additional distribution equal to 1% of each limited partners' capital contribution on April 1, 1994. The limited partner distribution per weighted average unit outstanding for the years ended December 31, 1996, 1995 and 1994 was $12.75, $12.75 and $13.75, of which $3.64, $2.58 and $2.48 was investment income and $9.11, $10.17 and $11.27 was a return of capital, respectively.

    As of December 31, 1996, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment, and borrowings, the Partnership will continue to invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

Accounting Developments

    In June 1996 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 establishes, among other things, criteria for determining whether a transfer of financial assets is a sale or a secured borrowing effective for all transfers occurring after December 31, 1996. The adoption of SFAS No. 125 is not expected to have a material impact on the Partnership's net income, partners' equity or total assets.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 1996

Item 8.  Consolidated Financial Statements and Supplementary Data

                   Index to Consolidated Financial Statements
                                                                    Page Number

Independent Auditors' Report                                            13

Consolidated Balance Sheets as of December 31, 1996 and 1995            14

Consolidated Statements of Operations for the Years Ended
  December 31, 1996, 1995 and 1994                                      15

Consolidated Statements of Changes in Partners' Equity for the
  Years Ended December 31, 1996, 1995 and 1994                          16

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1996, 1995 and 1994                                   17-18

Notes to Consolidated Financial Statements                           19-29

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                        Consolidated Financial Statements

                                December 31, 1996

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT




The Partners
ICON Cash Flow Partners, L.P., Series E:

We have audited the accompanying consolidated balance sheets of ICON Cash Flow Partners, L.P., Series E (a Delaware limited partnership) as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in partners' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICON Cash Flow Partners, L.P., Series E as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.










March 7, 1997
New York, New York

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheets

                                  December 31,

                                                                1996           1995
                                                                ----           ----
       Assets

Cash                                                     $  1,203,626    $  5,826,646
                                                         ------------    ------------

Investment in finance leases
  Minimum rents receivable                                 31,294,210      44,696,273
  Estimated unguaranteed residual values                   11,769,952      12,388,734
  Initial direct costs                                        498,927       1,046,622
  Unearned income                                          (4,515,040)     (6,988,215)
  Allowance for doubtful accounts                            (844,709)       (783,475)
                                                         ------------    ------------
                                                           38,203,340      50,359,939
Investment in financings
  Receivables due in installments                          23,057,131      10,027,184
  Initial direct costs                                        136,330          54,798
  Unearned income                                          (3,699,855)     (1,496,344)
  Allowance for doubtful accounts                            (263,231)       (354,969)
                                                         ------------    ------------
                                                           19,230,375       8,230,669
Investment in operating leases
  Equipment, at cost                                       20,771,628      20,771,628
  Initial direct costs                                         81,600         408,000
  Accumulated depreciation                                 (2,388,850)     (1,327,139)
                                                         ------------    ------------
                                                           18,464,378      19,852,489

Net investment in leveraged leases                                   -      5,971,629
                                                         -------------   ------------

Other assets                                                  775,161       5,232,064
                                                         ------------    ------------

Equity investment in joint venture                             57,290          35,445
                                                         ------------    ------------

Total assets                                             $ 77,934,170    $ 95,508,881
                                                         ============    ============

       Liabilities and Partners' Equity

Notes payable - non-recourse                             $ 34,168,921    $ 44,415,861
Note payable - revolving credit facility                   13,000,000       7,400,000
Security deposits and deferred credits                        887,257       1,071,729
Accounts payable - other                                      461,109       1,559,564
Accounts payable to General Partner and
  affiliates, net                                             106,642              -
Accounts payable - equipment                                   71,553       1,886,138
Minority interest in consolidated joint venture                45,724          41,724
Note payable - non-recourse - securitization                         -      4,326,164
                                                         -------------   ------------
                                                           48,741,206      60,701,180
Commitments and contingencies

Partners' equity (deficiency)
  General Partner                                            (228,462)       (172,405)
  Limited partners (609,446 and 609,639
    units outstanding, $100 per unit original
    issue price in 1996 and 1995, respectively)            29,421,426      34,980,106
                                                         ------------    ------------

     Total partners' equity                                29,192,964      34,807,701
                                                         ------------    ------------

Total liabilities and partners' equity                   $ 77,934,170    $ 95,508,881
                                                         ============    ============



See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                        For the Years Ended December 31,


                                                   1996           1995              1994
                                                   ----           ----              ----
Revenues

   Finance income                              $4,577,306      $ 4,821,881      $ 8,614,756
   Rental income                                2,708,772        2,708,772          704,734
   Net gain on sales or remarketing
     of equipment                               1,942,041        1,610,392          628,027
   Interest income and other                      414,690          430,164          792,366
   Income from leveraged leases, net              200,517        2,604,761          834,398
   Income from equity investment in joint venture   5,890            4,895               -
                                                 --------      -----------      ----------

   Total revenues                               9,849,216       12,180,865       11,574,281
                                               ----------      -----------      -----------

Expenses

   Interest                                     2,957,534        4,377,702        4,868,950
   Management fees - General Partner            1,120,336        1,596,569        1,547,509
   Depreciation                                 1,061,711        1,061,712          289,478
   Amortization of initial direct costs           887,960        1,530,505        1,840,714
   General and administrative                     608,293          638,362          438,569
   Administrative expense reimbursements
     - General Partner                            563,107          784,775          811,966
   Provision for bad debts                        400,000          600,000          250,000
   Minority interest in joint venture               6,392            5,438               -
                                               ----------      -----------      ----------

   Total expenses                               7,605,333       10,595,063       10,047,186
                                               ----------      -----------      -----------

Net income                                     $2,243,883      $ 1,585,802      $ 1,527,095
                                               ==========      ===========      ===========

Net income allocable to:
   Limited partners                            $2,221,444      $ 1,569,944      $ 1,511,824
   General Partner                                 22,439           15,858           15,271
                                               ----------      -----------      -----------

                                               $2,243,883      $ 1,585,802        1,527,095
                                               ==========      ===========      ===========

Weighted average number of limited
   partnership units outstanding                  609,503          609,650          610,080
                                               ==========      ===========      ===========

Net income per weighted average
   limited partnership unit                    $     3.64      $      2.58      $      2.48
                                               ==========      ===========      ===========




See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

              For the Years Ended December 31, 1996, 1995 and 1994

                            Limited Partner Distributions

                                 Return of   Investment      Limited       General
                                  Capital      Income        Partners      Partner        Total
                             (Per weighted average unit)

Balance at December 31, 1993                              $  48,112,323   $ (46,440)  $ 48,065,883

Cash distributions to partners    $11.27       $ 2.48        (8,390,043)    (78,582)    (8,468,625)

Limited partnership units redeemed
   (728 units)                                                  (48,490)           -       (48,490)

Net income                                                    1,511,824      15,271      1,527,095
                                                          -------------   ---------   ------------

Balance at December 31, 1994                                 41,185,614    (109,751)    41,075,863

Cash distributions to partners    $10.17       $ 2.58        (7,773,082)    (78,512)    (7,851,594)

Limited partnership units redeemed
   (45 units)                                                    (2,370)           -        (2,370)

Net income                                                    1,569,944      15,858      1,585,802
                                                          -------------   ---------   ------------

Balance at December 31, 1995                                 34,980,106    (172,405)    34,807,701

Cash distribution to partners     $ 9.11       $ 3.64        (7,771,164)    (78,496)    (7,849,660)

Limited partnership units redeemed
   (193 units)                                                   (8,960)            -       (8,960)

Net income                                                    2,221,444      22,439      2,243,883
                                                          -------------   ---------   ------------

Balance at December 31, 1996                              $  29,421,426   $(228,462)  $ 29,192,964
                                                          =============   =========   ============











See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                        For the Years Ended December 31,

                                                           1996         1995          1994
                                                           ----         ----          ----
Cash flows from operating activities:
   Net income                                          $ 2,243,883  $ 1,585,802   $  1,527,095
                                                       -----------  -----------   ------------
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation                                       1,061,711    1,061,712        289,478
      Allowance for doubtful accounts                      487,729      664,668       (699,424)
      Rental income-assigned operating lease receivables(2,708,772)  (2,484,675)       (27,542)
      Finance income portion of receivables paid directly
        to lenders by lessees                           (1,841,636)  (3,019,036)    (3,527,840)
      Amortization of initial direct costs                 887,960    1,530,505      1,840,714
      Net gain on sales or remarketing of equipment     (1,942,041)  (1,610,392)      (628,027)
      Interest expense on non-recourse financing
        paid directly by lessees                         2,119,196    3,327,109      3,027,291
      Interest expense accrued on recourse debt            369,823      185,702        161,953
      Collection of principal - non-financed receivables 8,825,469   13,144,862     17,215,689
      Collection of principal - leveraged leases                -       158,817        310,360
      Income from leveraged leases, net                   (200,517)  (2,604,761)      (834,398)
      Income from equity investment in joint venture        (5,890)      (4,895)            -
      Change in operating assets and liabilities:
         Other assets                                    4,456,903   (4,164,324)      (581,703)
         Security deposits and deferred credits           (184,472)     356,467       (104,231)
         Accounts payable - other                       (1,098,455)     756,589       (207,749)
         Accounts payable to General Partner
           and affiliates, net                             106,642     (228,947)      (351,414)
         Minority interest in joint venture                  4,000        3,045             -
         Other, net                                       (628,806)     110,166        187,677
                                                       -----------  -----------   ------------
           Total adjustments                            10,966,456    7,182,612     16,070,834
                                                       -----------  -----------   ------------

        Net cash provided by operating activities       13,210,339    8,768,414     17,597,929
                                                       -----------  -----------   ------------

Cash flows from investing activities:
   Proceeds from sales of equipment                     10,358,637    7,419,261      6,492,842
   Equipment and receivables purchased                 (21,495,108)  (9,562,564)   (18,337,732)
   Initial direct costs                                    (80,408)     (83,106)    (2,286,564)
   Investment in joint venture                             (15,955)     (30,550)            -
                                                       -----------  -----------   -----------

         Net cash used in investing activities         (11,232,834)  (2,256,959)   (14,131,454)
                                                       -----------  -----------   ------------

Cash flows from financing activities:
   Proceeds from revolving credit facility              13,780,000    7,400,000           -
   Principal payments on secured financing             (12,521,905)  (6,988,383)   (11,595,747)
   Cash distributions to partners                       (7,849,660)  (7,851,594)    (8,468,625)
   Redemption of limited partnership units                  (8,960)      (2,370)       (48,490)
   Principal payments on non-recourse debt
      leveraged lease                                            -           -        (776,182)
                                                       -----------  -----------   ------------

         Net cash used in financing activities          (6,600,525)  (7,442,347)   (20,889,044)
                                                       -----------  -----------   ------------

   Net decrease in cash                                 (4,623,020)    (930,892)   (17,422,569)

Cash at beginning of year                                5,826,646    6,757,538     24,180,107
                                                       -----------  -----------   ------------

Cash at end of year                                    $ 1,203,626  $ 5,826,646   $  6,757,538
                                                       ===========  ===========   ============

See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                      Statements of Cash Flows (Continued)

Supplemental Disclosures of Cash Flow Information

   Interest expense of $2,957,534, $4,377,702 and $4,868,950 for the years ended December 31, 1996, 1995 and 1994 consisted of: interest expense on non-recourse financing accrued or paid directly to lenders by lessees of $2,307,348, $3,512,811 and $3,189,244, respectively; non-recourse securitization interest of $243,397, $738,442 and $1,641,031 respectively; recourse interest of $369,577,
$112,560 and $38,675 respectively, and other interest of $37,212, $13,889 and $0 respectively.

   During the years ended December 31, 1996, 1995 and 1994, non-cash activities included the following:

                                                   1996               1995            1994
                                                   ----               ----            ----
Non-recourse notes payable assumed in
  purchase price - finance and operating lea$          -      $  3,027,906      $ 41,488,619
Accounts payable - equipment                           -         1,141,768         7,249,042
Fair value of equipment and receivables
  purchased for debt and payables                      -        (4,169,674)      (48,737,661)

Principal and interest on finance receivables
  paid directly to lender by lessees          10,204,662        19,394,364        13,594,900
Rental Income
  - assigned operating lease receivables         677,193         2,484,675            27,542
Principal and interest on non-recourse financing
  paid directly by lessees                   (10,881,855)      (21,879,039)      (13,622,442)

Decrease in investment in finance leases due
  to terminations                              3,370,870           755,449           159,605
Decrease in notes payable-non-recourse due to
  terminations                                (3,370,870)         (755,449)         (159,605)
                                            ------------      ------------      ------------

                                            $         -       $         -       $        -
                                            ============      ============      ==========

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                                December 31, 1996

1.  Organization

    ICON Cash Flow Partners, L.P., Series E (the "Partnership") was formed on November 7, 1991 as a Delaware limited partnership with an initial capitalization of $2,000. It was formed to acquire various types of equipment, to lease such equipment to third parties and, to a lesser degree, to enter into secured financing transactions. The Partnership's offering period commenced on June 5, 1992 and by its final closing on July 31, 1993, 610,411.51 units had been admitted into the Partnership with aggregate gross proceeds of $61,041,151. During 1994, the Partnership redeemed 728 limited partnership units, during 1995 the Partnership redeemed 45 limited partnership units and during 1996, the Partnership redeemed 193 limited partnership units leaving 609,446 limited partnership units outstanding at December 31, 1996.

    The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut corporation. The General Partner manages and controls the business affairs of the Partnership's equipment leases and financing transactions under a management agreement with the Partnership.

    ICON Securities Corp., an affiliate of the General Partner, received an underwriting commission on the gross proceeds from sales of all units. The total underwriting compensation paid by the Partnership, including underwriting commissions, sales commissions, incentive fees, public offering expense reimbursements and due diligence activities was limited to 13 1/2% of the gross proceeds received from the sale of the units. Such offering costs aggregated $8,240,555 (including $3,362,551 paid to the General Partner or its affiliates) and were charged directly to limited partners' equity.

    Profits, losses, cash distributions and disposition proceeds are allocated 99% to the limited partners and 1% to the General Partner until each limited partner has received cash distributions and disposition proceeds sufficient to reduce its adjusted capital contribution account to zero and receive, in addition, other distributions and allocations which would provide a 10% per annum cumulative return, compounded daily, on its outstanding adjusted capital contribution account. After such time, the distributions will be allocated 90% to the limited partners and 10% to the General Partner.

2.  Significant Accounting Policies

    Basis of Accounting and Presentation - The Partnership's records are maintained on the accrual basis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Certain reclassifications have been made to prior years' statements to conform to the 1996 presentation.

    Leases - The Partnership accounts for owned equipment leased to third parties as finance leases, leveraged leases or operating leases. For finance leases, the Partnership records, at the inception of the lease, the total minimum lease payments receivable, the estimated unguaranteed residual values, the initial direct costs related to the leases and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the terms of the related leases using the interest method. The Partnership's net investment in leveraged leases consists of minimum lease payments receivable, the estimated unguaranteed residual

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

values and the initial direct costs related to the leases, net of the unearned income and principal and interest on the related non-recourse debt. Unearned income is recognized as income from leveraged leases over the life of the lease at a constant rate of return on the positive net investment. For operating leases, equipment is recorded at cost and is depreciated on the straight-line method over the lease terms to their estimated fair market values at lease terminations. Related lease rentals are recognized on the straight-line method over the lease terms. Billed and uncollected operating lease receivables, net of allowance for doubtful accounts, are included in other assets. Initial direct costs of finance leases and leveraged leases are capitalized and are amortized over the terms of the related leases using the interest method. Initial direct costs of operating leases are capitalized and amortized on the straight-line method over the lease terms. The Partnership's leases have terms ranging from two to eight years. Each lease is expected to provide aggregate contractual rents that, along with residual proceeds, return the Partnership's cost of its investments along with investment income.

    Securitization - In March and May 1993 the Partnership purchased, utilizing the proceeds of non-recourse debt from Sun Life Insurance Company of America ("Sun"), two portfolios consisting of leases and financings (the "Portfolio") from Southern New England Telephone Credit Corp. The purchase price of the Portfolio totaled $50,121,864. On May 14, 1993 the Portfolio was securitized whereby the Partnership became the beneficial owner of a trust and Sun the lender to the trust. The trustee for the trust is Texas Commerce Bank ("TCB"). In conjunction with this, the Portfolio as well as the General Partner's servicing capabilities were rated "A" by Duff & Phelps, a nationally recognized rating agency. The General Partner, as servicer, is responsible for managing, servicing, reporting on and administering the Portfolio. The Partnership remits all monies received from the Portfolio to TCB. TCB is responsible for disbursing to Sun its respective principal and interest and to the Partnership the excess of cash collected over debt service from the Portfolio. The Partnership accounts for this investment as an investment in finance leases and financings. Sun's loan to the trust is accounted for as non-recourse debt on the Partnership's financial statements. All monies received and remitted to TCB from the Portfolio are accounted for as a reduction in related finance lease and financing receivables and all amounts paid to Sun by TCB are accounted for as a reduction of non-recourse debt. On December 13, 1996, the Partnership exercised its early termination option by paying $1,886,874 to retire the balance of the Sun note.

    Investment in Financings - Investment in financings represent the gross receivables due from the financing of equipment plus the initial direct costs related thereto less the related unearned income. The unearned income is recognized as finance income, and the initial direct costs are amortized, over the terms of the receivables using the interest method. Financing transactions are supported by a written promissory note evidencing the obligation of the user to repay the principal, together with interest, which will be sufficient to return the Partnership's full cost associated with such financing transaction, together with some investment income. Furthermore, the repayment obligation is collateralized by a security interest in the tangible or intangible personal property.

    Disclosures About Fair Value of Financial Instruments - Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosures about the fair value of financial instruments. The fair value of certain debt obligations are disclosed in Note 8 to the consolidated financial statements. Fair value information with respect to the Company's assets and certain non-recourse notes payable is not provided because (i) SFAS No. 107 does not require disclosures about the fair value of lease arrangements, (ii) the carrying value of financial assets other than lease related investments approximates market value and (iii) fair value information concerning certain non-recourse debt obligations is not practicable to estimate without incurring excessive costs to obtain all the information that would be necessary to derive a market interest rate on a lease by lease basis.

     Equity Investment in Joint Venture - The Partnership accounts for its equity investment in joint venture under the equity method of accounting. Therefore, the Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions thereafter.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Redemption of Limited Partnership Units - The General Partner consented to the partnership redeeming 728 limited partnership units during 1994, 45 limited partnership units during 1995 and 193 limited partnership units during 1996. The redemption amount was calculated following the specific redemption formula in accordance with the Partnership agreement. Redeemed units have no voting rights and do not share in distributions. The Partnership agreement limits the number of units which can be redeemed in any one year and redeemed units may not be reissued. Redeemed limited partnership units are accounted for as a deduction from partners equity.

    Allowance for Doubtful Accounts - The Partnership records a provision for bad debts to provide for estimated credit losses in the portfolio. The allowance for doubtful accounts is based on an analysis of delinquency, an assessment of overall risk and a review of historical loss experience. The Partnership's write-off policy is based on an analysis of the aging of the Partnership's portfolio, a review of the non-performing receivables and leases, and prior collection experience. An account is fully reserved for or written off when the analysis indicates that the probability of collection of the account is remote.

    Impairment of Estimated Residual Values - In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which is effective beginning in 1996.

    The Partnership's policy with respect to impairment of estimated residual values is to review, on a quarterly basis, the carrying value of its residuals on an individual asset basis to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and, therefore, an impairment loss should be recognized. The events or changes in circumstances which generally indicate that the residual value of an asset has been impaired are (i) the estimated fair value of the underlying equipment is less than the Partnership's carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and the Partnership's residual position. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits their rental payments directly to the lender and the Partnership does not recover its residual until the non-recourse note obligation is repaid in full.

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

    Minority Interest in Consolidated Joint Venture - The Partnership and an affiliate, ICON Cash Flow Partners L.P. Six ("ICON Cash Flow Six") contributed 99% and 1%, respectively, to a joint venture. The Partnership's consolidated financial statements include 100% of the assets and liabilities of the joint venture. ICON Cash Flow Six's investment in the joint venture has been reflected as "minority interest in joint venture." (See Note 7 - Investment in Joint Ventures).

    Consolidation - The consolidated financial statements include the accounts of the Partnership, its wholly owned subsidiary, ICON E Corp. and ICON Cash Flow LLC I. All intercompany accounts and transactions have been eliminated.

    Income Taxes - No provision for income taxes has been made as the liability for such taxes is that of each of the partners rather than the Partnership.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

3.  Net Investment in Leveraged Leases

    The Partnership initially acquired leveraged leases costing $13,515,883 in October 1992. These leases were with Indiana and Michigan Power Company and the underlying equipment consisted of towboats and barges. In November 1994, the Partnership acquired an additional leveraged lease costing $3,988,644. The additional lease was with USX Corporation and the underlying equipment consisted of annealing furnace bases.

    On June 30, 1995, 180 days prior to the USX lease expiration, USX elected to exercise their fair market value purchase option. The sale price was $4,379,000, which resulted in a net gain of $685,337 after paying expenses related to the sale and $775,384 relating to a residual sharing agreement. The sale proceeds were received on January 5, 1996, and therefore are included in other assets as of December 31, 1995.

    On April 23, 1996 the Partnership sold its beneficial interest in the trust which owned the towboats and barges that were on lease to Indiana and Michigan Power Company. The sale price was $7,216,689 and resulted in a gain of $996,706 after paying expenses related to the sale, retiring non-recourse debt of $3,339,108 and paying residual sharing fees of $121,679.

    The net investment in the leveraged leases as of December 31, 1995 consisted of the following:

                                                                   1995
    Non-cancelable minimum rents receivable (net of principal and
      interest on non-recourse debt)                           $  360,884
    Estimated unguaranteed residual values                      7,482,908
    Initial direct costs                                          144,091
    Unearned income                                            (2,016,254)
                                                               ----------

                                                               $5,971,629

4.  Receivables Due in Installments

    Non-cancelable minimum annual amounts due on finance leases, financings and operating leases are as follows:

                      Finance                          Operating
Year                   Leases        Financings          Leases            Total

1997             $ 17,797,591      $ 7,248,136      $   750,000     $ 25,795,727
1998                8,673,704        5,587,926                -       14,261,630
1999                3,355,450        4,492,463                -        7,847,913
2000                  974,296        3,417,423                -        4,391,719
2001                  493,169        2,202,517                -        2,695,686
Thereafter                 -           108,666                -          108,666
                 ------------      -----------      -----------     ------------
                 $ 31,294,210      $23,057,131      $   750,000     $ 55,101,341
                 ============      ===========      ===========     ============

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

5.  Investment in Operating Leases

    The investment in operating leases at December 31, 1996, 1995 and 1994 consisted of the following:

                                                 1996              1995             1994
                                                 ----              ----             ----

Equipment cost, beginning of year ....................   $ 20,771,628    $ 20,823,657    $     52,029

Equipment purchased ..................................           --              --        20,771,628

Equipment sold .......................................           --           (52,029)           --
                                                         ------------    ------------    ------------

Equipment cost, end of year ..........................     20,771,628      20,771,628      20,823,657
                                                         ------------    ------------    ------------

Accumulated depreciation,
  beginning of year ..................................     (1,327,139)       (307,515)        (18,037)

Depreciation .........................................     (1,061,711)     (1,061,712)       (289,478)

Equipment sold .......................................           --            42,088            --
                                                                         ------------    ------------

Accumulated depreciation, end of year ................     (2,388,850)     (1,327,139)       (307,515)
                                                         ------------    ------------    ------------

Initial direct costs, net of accumulated
  amortization, end of year ..........................         81,600         408,000         734,400
                                                         ------------    ------------    ------------

Investment in operating leases, end of year              $ 18,464,378    $ 19,852,489    $ 21,250,542
                                                         ============    ============    ============

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

 6. Allowance for Doubtful Accounts

    The Allowance for Doubtful Accounts for investments in finance leases, financings and operating leases consisted of the following:

                                           Finance                    Operating
                                            Leases      Financings      Leases        Total

Balance at December 31, 1993             $1,917,431     $  99,750     $   2,000    $2,019,181

    Charged to operations                   100,000        12,000       138,000       250,000
    Accounts written off                   (951,769)      (45,919)           -       (997,688)
    Recovery on accounts previously
      written off                            48,217            47            -         48,264
    Transfer within accounts                (66,743)       68,126        (1,383)          -
                                         ----------     ---------     ---------    --------

Balance at December 31, 1994              1,047,136       134,004       138,617     1,319,757

    Charged to operations                   326,000       254,000        20,000       600,000
    Accounts written off                   (646,730)      (40,728)           -       (687,458)
    Recovery on accounts previously
      written off                            57,069         7,693            -         64,762
                                         ----------     ---------     ---------    ----------

Balance at December 31, 1995                783,475       354,969       158,617     1,297,061

    Charged to operations                   380,000        20,000            -        400,000
    Accounts written off                   (400,494)     (117,739)           -       (518,233)
    Recovery on accounts previously
      Written off                            81,728         6,001            -         87,729
                                         ----------     ---------     ---------    ----------

Balance at December 31, 1996             $  844,709     $ 263,231     $ 158,617    $1,266,557
                                         ==========     =========     =========    ==========

7.  Investment in Joint Ventures

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

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

    ICON Cash Flow LLC II

    On March 31, 1995, the Partnership and an affiliate, L.P. Six, formed ICON Cash Flow Partners L.L.C. II ("ICON Cash Flow LLC II"), for the purpose of acquiring and managing an aircraft currently on lease to Alaska Airlines, Inc. The aircraft is a 1987 McDonnell Douglas MD-83. The Partnership and L.P. Six contributed $30,550 (1%) and $3,024,450 (99%) of the cash required for such acquisition, respectively, to ICON Cash Flow LLC II. ICON Cash Flow LLC II acquired the aircraft, assuming $16,315,997 in non-recourse debt and utilizing contributions received from the Partnership and L.P. Six. The purchase price of the transaction totaled $19,370,997. The lease is an operating lease and the lease term expires in March 1997. Profits, losses, excess cash and disposition proceeds are allocated 1% to the Partnership and 99% to L.P. Six. The
Partnership's 1% investment in ICON Cash Flow LLC II, which is accounted for under the equity method, totaled $35,445 at December 31, 1995 and has been reflected as "Equity investment in joint venture." The General Partner manages and controls the business affairs of both the Partnership and L.P. Six. As a result of this common control and the Partnership's ability to influence the activities of the joint venture, the Partnership's investment in the joint venture is accounted for under the equity method. Information as to the financial position and results of operations of ICON LLC II as of and for the year ended December 31, 1996 and the period ended December 31, 1995 are summarized below:

                             December 31, 1996       December 31, 1995

 Assets                         $ 17,886,467           $ 18,735,116
                                ============           ============

 Liabilities                    $ 13,752,949           $ 15,190,621
                                ============           ============

 Equity                         $  4,133,518           $  3,544,495
                                ============           ============

                                 Year Ended            Period Ended
                             December 31, 1996       December 31, 1995

 Net income                     $    589,022           $    489,496
                                ============           ============

    ICON Cash Flow LLC III

    On December 31, 1996, the Partnership and an affiliate, ICON Cash Flow Partners, L.P. Seven ("L.P. Seven"), formed ICON Cash Flow Partners L.L.C. III ("ICON Cash Flow LLC III"), for the purpose of acquiring and managing an aircraft currently on lease to Continental Airlines, Inc. The aircraft is a 1976 McDonnell Douglas DC-10- 30. The Partnership and L.P. Seven contributed $15,955 (1%) and $1,579,514 (99%) of the cash required for such acquisition, respectively, to ICON Cash Flow LLC III. ICON Cash Flow LLC III acquired the aircraft, assuming $9,309,759 in non-recourse debt and utilizing contributions received from the Partnership and L.P. Seven. The purchase price of the transaction totaled $10,905,228. The lease is a leveraged lease and the lease term expires in April 2003. Profits, losses, excess cash and disposition proceeds are allocated 1% to the Partnership and 99% to L.P. Seven. The Partnership's investment in ICON Cash Flow LLC III has been reflected as "Equity investment in joint venture." The General Partner manages and controls the business affairs of both the Partnership and L.P. Seven. As

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     a result of this common control and the Partnership's ability to influence the activities of the joint venture, the Partnership's investment in the joint venture is accounted for under the equity method. Information as to the financial position and results of operations of ICON LLC III at December 31, 1996 is summarized below:

                                                        December 31, 1996

               Assets                                      $16,534,998

               Liabilities                                 $14,939,525

               Equity                                      $ 1,595,473
                                                           ===========

                                                          Period Ended
                                                        December 31, 1996

               Net income                                  $    -
                                                           ==========

8.  Notes Payable

    The Partnership entered into a revolving credit agreement (the "Facility") in October 1992, which was amended in January 1995. The maximum amount available under the Facility is $25,000,000. The Facility is secured by an assignment of eligible receivables and the underlying equipment. The Facility allows the Partnership to borrow based on eligible, unencumbered receivables. The Partnership calculates, on a monthly basis, the maximum amount borrowable under the Facility. In the event that the current borrowable amount is less than the prior month's balance outstanding, the Partnership is required to pay down the Facility for the reduction in the borrowable limit. Interest is payable at Libor plus 2% on even increments of $1,000,000 outstanding and at prime (8.25% at December 31, 1996) plus .25% on all other amounts outstanding.

    The facility requires the Partnership, among other things, to meet certain objectives with respect to financial ratios. At December 31, 1996, 1995 and 1994, the Partnership was in compliance with the covenants required by the Facility. As of December 31, 1996 and 1995, $16,541,834 and $10,250,261 were available for borrowing under the Facility, of which $13,000,000 and $7,400,000 was outstanding, respectively.

    Notes payable non-recourse, bearing interest at rates ranging from 5.2% to 16.5%, mature as follows:

                                             Notes Payable
                     Year                    Non-Recourse

                     1997                    $  28,192,336
                     1998                        4,422,529
                     1999                        1,545,952
                     2000                            8,104
                                             -------------

                                             $  34,168,921

    Included in the above are $4,868,428 in notes payable non-recourse due to various third parties in conjunction with the purchase and assignment of lease transactions. The notes are payable only to the extent residual values are realized which are estimated to occur as follows: $3,720,350, $394,721 and $753,357 in 1997, 1998 and 1999, respectively.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

9.  Related Party Transactions

    Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the years ended December 31, 1996, 1995 and 1994 are as follows:
                                                                      Charged to
                                                      Capitalized    Operations

Acquisition fees                                      $ 2,286,564    $        -
Management fees                                               -       1,547,509
Administrative expense reimbursements                         -         811,966
                                                      -----------   -----------

Year ended December 31, 1994                          $ 2,286,564   $ 2,359,475
                                                      ===========   ===========

Acquisition fees                                      $    83,106   $       -
Management fees                                               -       1,596,569
Administrative expense reimbursements                         -         784,775
                                                      -----------   -----------

Year ended December 31, 1995                          $    83,106   $ 2,381,344
                                                      ===========   ===========

Acquisition fees                                      $    80,408    $       -
Management fees                                               -       1,120,336
Administrative expense reimbursements                         -         563,107
                                                      -----------   -----------

Year ended December 31, 1996                          $    80,408   $ 1,683,443
                                                      ===========   ===========



    The Partnership and an affiliate, L.P. Six, formed two joint ventures, ICON Cash Flow LLC I and ICON Cash Flow LLC II (See Note 7 - Investment in Joint Ventures).

    The Partnership and an affiliate, L.P. Seven, formed a joint venture, ICON Cash Flow LLC III (See Note 7 Investment in Joint Ventures).

    Included in the Partnership's acquisitions for the year ended December 31, 1996 is a financing transaction in the amount of $5,690,161. This represents the financings of excess cash, or free cash, which results from lease rental payments being greater than senior debt payments on a leveraged lease. The financing is secured by the underlying equipment, a 1983 Airbus A300B4-203 aircraft, currently on lease to A.I. Leasing II, Inc. Subsequent to this financing, ICON Cash Flow Partners L.P. Six ("L.P. Six"), an affiliate of the Partnership, acquired the residual, or equity, interest in the leveraged lease, and assumed the related outstanding non-recourse senior and junior debt. On January 29, 1997, L.P. Six re-financed the free cash portion of the leveraged lease with a third party. As a result of this re-financing, the Partnership received proceeds of $5,792,043 and terminated its interest in the leveraged lease.

10. Commitments and Contingencies

    The Partnership has entered into remarketing and residual sharing agreements with third parties. In connection therewith, remarketing or residual proceeds received in excess of specified amounts will be shared with these third parties based on specified formulas. For the years ended December 31, 1996, 1995 and 1994, the Partnership paid or accrued $194,174, $755,384 and $5,237 to third parties as their share under the agreements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 1996

11. Subsidiary

    On December 27, 1994, the Partnership formed a wholly owned subsidiary, ICON E Corp., a Massachusetts corporation formed for the purpose of managing equipment under lease located in the state of Massachusetts. Massachusetts partnerships are taxed on personal property at a higher rate than corporations, and therefore, to mitigate such excess property tax, certain leases are being managed by ICON E Corp., a corporation. The Partnership's consolidated financial statements include 100% of the accounts of ICON E Corp. As of December 31, 1996, there was no federal tax liability for ICON E Corp.

12. Tax Information (Unaudited)

    The following reconciles net income for financial reporting purposes to income for federal income tax purposes for the years ended December 31:

                                                        1996              1995             1994
                                                        ----              ----             ----


Net income per financial statements                $ 2,243,883     $   1,585,802    $   1,527,095

Differences due to:
  Direct finance leases                                179,872        15,920,211       16,804,329
  Depreciation                                      (3,277,088)      (13,696,564)     (14,638,167)
  Provision for losses                                 (30,505)         (108,590)        (718,083)
  Loss on sale of equipment                         (2,116,223)       (1,655,891)        (909,591)
  Other                                               (279,948)         (344,585)         727,446
                                                   -----------     -------------    -------------

Partnership income (loss) for
  federal income tax purposes                      $(3,280,009)    $   1,700,383    $   2,793,029
                                                   ===========     =============    =============

     As of December 31, 1996, the partners' capital accounts included in the financial statements totaled $29,192,964 compared to the partners' capital accounts for federal income tax purposes of $35,222,335 (unaudited). The difference arises primarily from commissions reported as a reduction in the partners' capital for financial reporting purposes but not for federal income tax purposes, and temporary differences related to direct finance leases, depreciation and provision for losses.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 1996

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None

PART III

Item 10.  Directors and Executive Officers of the Registrant's General Partner

    The General Partner, a Connecticut corporation, was formed in 1985. The General Partner's principal offices are located at 600 Mamaroneck Avenue, Harrison, New York 10528-1632, and its telephone number is (914) 698-0600. The officers of the General Partner have extensive experience with transactions involving the acquisition, leasing, financing and disposition of equipment, including acquiring and disposing of equipment subject to operating leases and full payout leases.

    The manager of the Registrant's business is the General Partner. The General Partner is engaged in a broad range of equipment leasing and financing activities. Through its sales representatives and through various broker relationships throughout the United States, the General Partner offers a broad range of equipment leasing services, including tax-oriented leasing and financing. In addition, the General Partner offers financial consulting and placement services for which fees are earned as a result of successful placements of various secured financings and mortgages.

    The General Partner is performing or causing to be performed certain functions relating to the management of the equipment of the Partnership. Such services include the collection of lease payments from the lessees of the equipment, releasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, supervision of maintenance being performed by third parties, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

    The officers and directors of the General Partner are as follows:

         Beaufort J.B. Clarke  President, Chief Executive Officer and Director

         Thomas W. Martin      Executive Vice President and Director

         Paul B. Weiss         Executive Vice President

         Gary N. Silverhardt   Vice President and Chief Financial Officer

         Neil A. Roberts       Director

         Tim Spring            Director

     Beaufort J. B. Clarke, age 50, is President, Chief Executive Officer and Director of both the General Partner and ICON Securities Corp. (the "Dealer-Manager"). Prior to his present position, Mr. Clarke was founder and the President and Chief Executive Officer of Griffin Equity Partners, Inc. Mr. Clarke formerly was an attorney with Shearman and Sterling and has over 20 years of senior management experience in the United States leasing industry.

     Thomas W. Martin, age 42, is Executive Vice President of both the General Partner and the Dealer-Manager. Prior to his present position, Mr. Martin was the Executive Vice President and Chief Financial Officer of Griffin Equity Partners, Inc. Mr. Martin has over 12 years of senior management experience in the leasing business, particularly in the area of syndication.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 1996

    Paul B. Weiss, age 36, is Executive Vice President of the General Partner. Mr. Weiss has been exclusively engaged in lease portfolio acquisitions since 1988 from his affiliations with Griffin Equity Partners (as Executive Vice President and co-founder in 1993); Gemini Financial Holdings (as Senior Vice President-Portfolio Acquisitions and a member of the executive committee from 1991-1993) and Pegasus Capital Corporation (as Vice President-Portfolio Acquisitions).

     Gary N. Silverhardt, age 36, is Vice President and Chief Financial Officer of the General Partner. He joined the General Partner in 1989. Prior to joining the General Partner, Mr. Silverhardt was previously employed by Coopers & Lybrand from 1985 to 1989, most recently as an Audit Supervisor. Prior to 1985, Mr. Silverhardt was employed by Katz, Schneeberg & Co. from 1983 to 1985. Mr. Silverhardt received a B.S. degree from the State University of New York at New Paltz in 1983 and is a Certified Public Accountant.

    Neil A. Roberts, age 47, has been the Managing Director of Summit Asset Management Limited, a subsidiary of The Summit Group PLC, since 1991. Mr. Roberts has over 25 years of experience in the leasing and finance business, including positions with Kleinwort Benson Group, the United Kingdom subsidiary of Hongkong and Shanghai Banking Corporation and Chemical Bank.

    Timothy R. Spring, age 39, Commercial Director of Summit Asset Management Limited, a subsidiary of The Summit Group PLC, since 1991. Mr. Spring has over 13 years of leasing experience in the United Kingdom. He was formerly Lease Commercial Director at Kleinwort Benson Group, the United Kingdom subsidiary of Hongkong and Shanghai Banking Corporation and Chemical Bank.

Item 11.  Executive Compensation

    The Partnership has no directors or officers. The General Partner and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December 31, 1996, 1995 and 1994.

     Entity          Capacity        Type of Compensation        1996          1995         1994
     ------          --------        --------------------        ----          ----         ----

ICON Capital Corp. General Partner   Management fees            1,120,336    1,596,569     1,547,509
ICON Capital Corp. General Partner   Administrative expense
                                       reimbursements             563,107      784,775       811,966
ICON Capital Corp. Manager           Acquisition fees              80,408       83,106     2,286,564
                                                            -------------  -----------   -----------
                                                            $   1,815,789  $ 2,464,450   $ 4,646,039
                                                            =============  ===========   ===========

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) The registrant is a limited partnership and therefore does not have voting shares of stock. No person of record owns, or is known by the Partnership to own beneficially, more than 5% of any class of securities of the Partnership.

(b) As of March 7, 1997, Directors and Officers of the General Partner do not own any equity securities of the Partnership.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 1996

(c) The General Partner owns the equity securities of the Partnership set forth in the following table:

        Title                   Amount Beneficially                   Percent
       of Class                        Owned                          of Class

    General Partner  Represents initially a 1% and potentially a        100%
      Interest       10% interest in the Partnership's income, gain
                     and loss deductions.

    Profits, losses, cash distributions and disposition proceeds are allocated 99% to the limited partners and 1% to the General Partner until each investor has received cash distributions and disposition proceeds sufficient to reduce its adjusted capital contribution account to zero and receive, in addition, other distributions and allocations which would provide a 10% per annum cumulative return, compounded daily, on the outstanding adjusted capital contribution account. After such time, the distributions will be allocated 90% to the limited partners and 10% to the General Partner.

Item 13.  Certain Relationships and Related Transactions

    None other than those disclosed in Item 11 herein.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 1996

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.  Financial Statements - See Part II, Item 8 hereof.

    2.  Financial Statement Schedule - None.

        Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or Notes thereto.

    3.  Exhibits - The following exhibits are incorporated herein by reference:

     (i) Amended and Restated Agreement of Limited Partnership (Incorporated by reference to Exhibit A to Amendment No. 2 to Form S-1 Registration
          Statement No. 2-99858 filed with the Securities and Exchange Commission on December 12, 1986).

     (ii) Certificate of Limited Partnership of the Partnership (Incorporated herein by reference to Exhibit 3.01 to Form S-1 Registration Statement No. 2-99858 filed with the Securities and Exchange Commission on August 23, 1985 and to Exhibit 3.01 to Amendment No. 1 to Form S-1 Registration Statement No. 2-99858 filed with the Securities and Exchange Commission on August 27, 1986).

     (iii)Form of Management Agreement between the Partnership and Crossgate Leasing, Inc. (Incorporated herein by reference to Exhibit 10.01 to Amendment No. 1 to Form S-1 Registration Statement No. 2-99858 filed with the Securities and Exchange Commission on August 27, 1986).

(b) Reports on Form 8-K

    No reports on Form 8-K were filed by the Partnership during the quarter ended December 31, 1996.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 1996


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ICON CASH FLOW PARTNERS, L.P., Series E
                                   File No. 33-44413 (Registrant)
                                   By its General Partner, ICON Capital Corp.


Date:  March 28, 1997              Beaufort J.B. Clarke
                                   ---------------------------------------------
                                   Beaufort J.B. Clarke
                                   President, Chief Executive Officer
                                     and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
sole General Partner of the Registrant

Date:  March 28, 1997              Beaufort J.B. Clarke
                                   ---------------------------------------------
                                   Beaufort J.B. Clarke
                                   President, Chief Executive Officer
                                     and Director


Date:  March 28, 1997              Thomas W. Martin
                                   ---------------------------------------------
                                   Thomas W. Martin
                                   Executive Vice President and Director


Date:  March 28, 1997              Gary N. Silverhardt
                                   ---------------------------------------------
                                   Gary N. Silverhardt
                                   Vice President and Chief Financial Officer


     Supplemental  Information  to be Furnished  With Reports Filed  Pursuant to
Section 15(d) of the Act by Registrant Which have not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy material has been sent to security holders. An annual report will be sent to the limited partners and a copy will be forwarded to the Commission.