Form 10-Q
period 1997-03-31
ICON CASH FLOW PARTNERS L P SERIES E
filed 1997-05-15
CIK 881788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended                        March 31, 1997
                     -----------------------------------------------------------

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from                       to
                               ----------------------   ------------------------

Commission File Number                         33-44413
                       ---------------------------------------------------------

                     ICON Cash Flow Partners, L.P., Series E
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                          13-3635208
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                       Identification Number)


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

                           Consolidated Balance Sheets

                                   (unaudited)

                                                          March 31,       December 31,
                                                            1997              1996
       Assets

Cash                                                   $    5,551,401   $    1,203,626
                                                       --------------   --------------

Investment in finance leases
   Minimum rents receivable                                29,022,104       31,294,210
   Estimated unguaranteed residual values                  11,088,145       11,769,952
   Initial direct costs                                       416,090          498,927
   Unearned income                                         (4,180,536)      (4,515,040)
   Allowance for doubtful accounts                           (852,072)        (844,709)
                                                       --------------   --------------
                                                           35,493,731       38,203,340

Investment in operating leases
   Equipment at cost                                       20,771,628       20,771,628
   Accumulated depreciation                                (2,654,278)      (2,388,850)
   Initial direct costs                                          -              81,600
                                                       --------------   --------------
                                                           18,117,350       18,464,378

Investment in financings
   Receivables due in installments                         12,983,488       23,057,131
   Initial direct costs                                        47,426          136,330
   Unearned income                                         (1,959,038)      (3,699,855)
   Allowance for doubtful accounts                           (266,279)        (263,231)
                                                       --------------   --------------
                                                           10,805,597       19,230,375

Note receivable - affiliate                                 6,780,328             -
                                                       --------------   -----------

Other assets                                                  751,270          775,161
                                                       --------------   --------------

Equity investment in joint ventures                            61,385           57,290
                                                       --------------   --------------

Total assets                                           $   77,561,062   $   77,934,170
                                                       ==============   ==============

       Liabilities and Partners' Equity

Notes payable - non-recourse                           $   31,533,224   $   34,168,921
Note payable - revolving credit facility                   17,124,757       13,000,000
Security deposits and deferred credits                        629,509          887,257
Accounts payable - other                                      355,547          461,109
Accounts payable - equipment                                    1,480           71,553
Minority interest in joint venture                             49,202           45,724
Accounts payable to General Partner
   and affiliates, net                                           -             106,642
                                                       --------------   --------------
                                                           49,693,719       48,741,206


                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (continued)

                                   (unaudited)

                                                             March 31,       December 31,
                                                                 1997            1996

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner                                              (241,646)        (228,462)
   Limited partners (609,246 and 609,446 units
     outstanding, $100 per unit original
     issue price in 1997 and 1996, respectively)              28,108,989       29,421,426
                                                          --------------   --------------

Total partners' equity                                        27,867,343       29,192,964
                                                          --------------   --------------

Total liabilities and partners' equity                    $   77,561,062   $   77,934,170
                                                          ==============   ==============



























See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                      For the Three Months Ended March 31,

                                   (unaudited)
                                                 1997              1996
                                                 ----              ----
Revenues

   Finance income                          $     1,114,831   $    1,150,111
   Rental income                                   677,193          677,193
   Net gain on sales or remarketing
     of equipment                                  214,999          238,199
   Interest income and other                       203,882          108,887
   Income from equity investment
     in joint venture                                4,095            1,380
   Income from leveraged leases, net                -               200,517
                                           ---------------   --------------

   Total revenues                                2,215,000        2,376,287
                                           ---------------   --------------

Expenses

   Interest                                        529,838          829,234
   Management fees - General Partner               268,478          331,845
   Depreciation                                    265,428          265,428
   Amortization of initial direct costs            253,389          250,593
   Administrative expense reimbursements
   - General Partner                               137,832          159,116
   General and administrative                      112,324           87,608
   Minority interest in joint venture                4,076            1,506
                                           ---------------   --------------

   Total expenses                                1,571,365        1,925,330
                                           ---------------   --------------

Net income                                 $       643,635   $      450,957
                                           ===============   ==============

Net income allocable to:
   Limited partners                        $       637,199   $      446,447
   General Partner                                   6,436            4,510
                                           ---------------   --------------

                                           $       643,635   $      450,957
                                           ===============   ==============
Weighted average number of limited
   partnership units outstanding                   609,380          609,576
                                           ===============   ==============

Net income per weighted average
   limited partnership unit                $          1.05   $          .73
                                           ===============   ==============

See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                For the Three Months Ended March 31, 1997 and the
                  Years Ended December 31, 1996, 1995 and 1994

                         Limited Partner Distributions

                            Return of     Investment             Limited            General
                             Capital        Income               Partners           Partner             Total
                          (Per weighted average unit)

Balance at
   December 31, 1993                                        $    48,112,323     $     (46,440)   $    48,065,883

Cash distributions
   to partners              $   11.27      $   2.48              (8,390,043)          (78,582)        (8,468,625)
Limited partnership
   units redeemed
   (728 units)                                                      (48,490)             -               (48,490)
Net income                                                        1,511,824            15,271          1,527,095
                                                            ---------------     -------------    ---------------

Balance at
   December 31, 1994                                             41,185,614          (109,751)        41,075,863
Cash distributions
   to partners              $   10.17      $   2.58              (7,773,082)          (78,512)        (7,851,594)
Limited partnership
   units redeemed
   (45 units)                                                        (2,370)             -                (2,370)
Net income                                                        1,569,944            15,858          1,585,802
                                                            ---------------     -------------    ---------------

Balance at
   December 31, 1995                                             34,980,106          (172,405)        34,807,701
Cash distribution
   to partners              $    9.11      $   3.64              (7,771,164)          (78,496)        (7,849,660)
Limited partnership
   units redeemed
   (193 units)                                                       (8,960)              -               (8,960)
Net income                                                        2,221,444            22,439          2,243,883
                                                            ---------------     -------------    ---------------

Balance at
   December 31, 1996                                             29,421,426          (228,462)        29,192,964
Cash distribution
   to partners              $    8.57      $   4.18              (1,942,398)          (19,620)        (1,962,018)
Limited partnership
   units redeemed
   (200 units)                                                       (7,238)             -                (7,238)
Net income                                                          637,199             6,436            643,635
                                                            ---------------     -------------    ---------------

Balance at
   March 31, 1997                                           $    28,108,989     $    (241,646)   $    27,867,343
                                                            ===============     =============    ===============

See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                                                     1997            1996
                                                                                     ----            ----

Cash flows from operating activities:
   Net income                                                                    $     643,635   $     450,957
                                                                                 -------------   -------------
   Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation                                                                      265,428         265,428
     Allowance for doubtful accounts                                                    50,966         (56,674)
     Rental income-assigned operating lease receivables                               (677,193)       (677,193)
     Finance income portion of receivables
       paid directly to lenders by lessees                                            (359,116)       (536,211)
     Amortization of initial direct costs                                              253,389         250,593
     Net gain on sales or remarketing of equipment                                    (214,999)       (238,199)
     Interest expense on non-recourse financing paid
       directly by lessees                                                             178,390         420,457
     Interest expense accrued on debt                                                   69,011         369,823
     Collection of principal - non-financed receivables                              2,848,199       2,372,088
     Income from leveraged lease, net                                                      -          (200,517)
     Income from equity investment in joint venture                                     (4,095)         (1,380)
     Change in operating assets and liabilities:
       Accounts payable to General Partner and affiliates, net                        (106,642)        258,993
       Accounts payable - other                                                       (105,562)       (996,571)
       Security deposits and deferred credits                                         (257,748)       (115,844)
       Minority interest in joint venture                                                3,478             909
       Other assets                                                                     10,826       4,477,625
       Other, net                                                                      396,983         287,899
                                                                                 -------------   -------------

         Total adjustments                                                           2,351,315       5,881,226
                                                                                 -------------   -------------

     Net cash provided by operating activities                                       2,994,950       6,332,183
                                                                                 -------------   -------------

Cash flows from investing activities:
   Equipment and receivables purchased                                              (3,278,980)       (899,481)
   Proceeds from sales of equipment                                                  9,256,632       1,190,114
   Initial direct costs                                                                   -            (73,796)
                                                                                 -------------   -------------

     Net cash provided by investing activities                                       5,977,652         216,837
                                                                                 -------------   -------------


                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (continued)

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                                                     1997            1996
                                                                                     ----            ----

Cash flows from financing activities:
   Loan to an affiliate                                                             (7,780,328)           -
   Principal payments received on affiliate note                                     1,000,000            -
   Proceeds from revolving credit facility                                           4,400,000         780,000
   Principal payments on revolving credit facility                                    (275,243)     (5,286,569)
   Redemption of limited partnership units                                              (7,238)         (5,283)
   Cash distributions to partners                                                   (1,962,018)     (1,962,680)
                                                                                 -------------   -------------

     Net cash used in financing activities                                          (4,624,827)     (6,474,532)
                                                                                 -------------   -------------

Net increase in cash                                                                 4,347,775          74,488

Cash at beginning of period                                                          1,203,626       5,826,646
                                                                                 -------------   -------------

Cash at end of period                                                            $   5,551,401   $   5,901.134
                                                                                 =============   =============
























See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                       Statement of Cash Flows (continued)

Supplemental Disclosures of Cash Flow Information

   During the three months ended March 31, 1997 and 1996, non-cash activities included the following:

                                                                                      1997                1996
                                                                                      ----                ----

Principal and interest on direct finance receivables
   paid directly to lenders by lessees                                           $    2,183,214   $    3,303,659
Rental income assigned operating lease receivable                                       677,193          677,193
Principal and interest on non-recourse financing
   paid directly by lessees                                                          (2,860,407)      (3,980,852)

Accounts payable - equipment                                                              -            2,328,000
Fair value of equipment and receivables purchased
   for debt and payables                                                                  -           (2,328,000)
                                                                                 --------------   --------------

                                                                                 $       -        $        -
                                                                                 ==============   ==============

     Interest expense of $529,838 and $829,234 for the three months ended March 31, 1997 and 1996 consisted of: interest expense on non-recourse financing accrued or paid directly to lenders by lessees of $225,710 and $790,280, respectively, and other interest of $304,128 and $38,954, respectively.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                               September 30, 1996

                                   (unaudited)
1.     Basis of Presentation

       The consolidated financial statements of ICON Cash Flow Partners, L.P., Series E (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of income for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information represented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 1995 Annual Report on Form 10-K.

2.     Redemption of Limited Partnership Units

       The General Partner consented to the Partnership redeeming 200 limited partnership units during the three months ended March 31, 1997. The redemption amount was calculated following the specified redemption formula as per the Partnership agreement. Redeemed units have no voting rights and do not share in distributions. The Partnership agreement limits the number of units which can be redeemed in any one year and redeemed units may not be reissued. Redeemed limited partnership units are accounted for as a reduction from partners equity.

3.  Investment in Joint Ventures

       The Partnership Agreement allows the Partnership to invest in joint ventures with other limited partnerships sponsored by the General Partner provided that the investment objectives of the joint ventures are consistent with that of the Partnership.

       ICON Cash Flow LLC I

       In September 1994 the Partnership and an affiliate, ICON Cash Flow Partners L.P. Six ("L.P. Six"), formed a joint venture, ICON Cash Flow Partners, L.L.C. I ("ICON Cash Flow LLC I"), for the purpose of acquiring and managing an aircraft currently on lease to Alaska Airlines, Inc. The Partnership and L.P. Six contributed 99% and 1% of the cash required for such acquisition, respectively, to ICON Cash Flow LLC I. ICON Cash Flow LLC I acquired the aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and L.P. Six. The lease is an operating lease. Profits, losses, excess cash and disposition proceeds are allocated 99% to the Partnership and 1% to L.P. Six. The Partnership's consolidated financial statements include 100% of the assets and liabilities of ICON Cash Flow LLC I. L.P. Six's investment in ICON Cash Flow LLC I has been reflected as "Minority interest in joint venture."

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

       ICON Cash Flow LLC II

       In March 1995 the Partnership and an affiliate, L.P. Six, formed ICON Cash Flow Partners L.L.C. II, ("ICON Cash Flow LLC II"), for the purpose of acquiring and managing an aircraft currently on lease to Alaska Airlines, Inc. The Partnership and L.P. Six contributed 1% and 99% of the cash required for such acquisition, respectively, to ICON Cash Flow LLC II. ICON Cash Flow LLC II acquired the aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and L.P. Six. The lease is an operating lease. Profits, losses, excess cash and disposition proceeds will be allocated 1% to the Partnership and 99% to L.P. Six. The General Partner manages and controls the business affairs of both the Partnership and L.P. Six. As a result of this common control and the Partnership's ability to influence the activities of the joint venture, the Partnership's investment in the joint venture is accounted for under the equity method. Information as to the financial position and results of operations of ICON Cash Flow LLC II at March 31, 1997 is summarized below:

                                              March 31, 1997

      Assets                                  $   17,674,305
                                              ==============

      Liabilities                             $   13,240,664
                                              ==============

      Equity                                  $    4,433,641
                                              ==============

                                            Three Months Ended
                                              March 31, 1997

      Net income                             $      300,123
                                             ==============

     ICON Cash Flow LLC III

     On December 31, 1996, the Partnership and an affiliate, ICON Cash Flow Partners, L.P. Seven ("L.P. Seven"), formed ICON Cash Flow Partners L.L.C. III ("ICON Cash Flow LLC III"), for the purpose of acquiring and managing an aircraft currently on lease to Continental Airlines, Inc. The Partnership and L.P. Seven contributed 1% and 99% of the cash required for such acquisition, respectively, to ICON Cash Flow LLC III. ICON Cash Flow LLC III acquired the aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and L.P. Seven. The lease is a leveraged lease. Profits, losses, excess cash and disposition proceeds are allocated 1% to the Partnership and 99% to L.P. Seven. The General Partner manages and controls the business affairs of both the Partnership and L.P. Seven. As a result of this common control and the Partnership's ability to influence the activities of the joint venture, the Partnership's investment in the

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

joint venture is accounted for under the equity method. Information as to the financial position and results of operations of ICON Cash Flow LLC III at March 31, 1997 is summarized below:

                                                       March 31, 1997

                  Assets                               $   16,051,998
                                                       ==============

                  Liabilities                          $   14,347,175
                                                       ==============

                  Equity                               $    1,704,823
                                                       ==============

                                                        Period Ended
                                                       March 31, 1997

                  Net income                           $      109,354
                                                       ==============

4.    Related Party Transactions

      During the three months ended March 31, 1997 and 1996, the Partnership paid or accrued to the General Partner management fees of $268,478 and $331,845, respectively, and administrative expense reimbursements of $137,832 and $159,116, respectively, which were charged to operations.

      During the three months ended March 31, 1997 and 1996, the Partnership paid or accrued to the General Partner acquisition fees of $0 and $73,796, respectively.

      Included in the Partnership's acquisitions for the year ended December 31, 1996 is a financing transaction in the amount of $5,690,161. This represents the financings of free cash which results from lease rental payments being greater than debt payments on a leveraged lease. The financing is secured by the underlying equipment, a 1983 Airbus A300B4-203 aircraft currently on lease to A.I. Leasing II, Inc. Subsequent to this financing ICON Cash Flow Partners L.P. Six ("L.P. Six"), an affiliate of the Partnership, acquired the residual interest in the leveraged lease and assumed the related outstanding non-recourse debt. In January 1997 L.P. Six re-financed the free cash portion of the leveraged lease with a third party. As a result of this re-financing, the Partnership received proceeds of $5,792,043 and terminated its interest in the leveraged lease.

      On January 28, 1997, the Partnership lent $7,780,328 to ICON Asset Acquisition, a joint venture limited liability corporation formed by ICON Cash Flow Partners L.P., Series B (8.93% interest), ICON Cash Flow Partners L.P., Series C (13.39% interest) and ICON Cash Flow Partners L.P. Six (77.68% interest), all affiliates of the Partnership. This short term note bears interest at the rate of 8% and is expected to be paid in full by June 30, 1997.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The Partnership's portfolio consisted of a net investment in finance leases, operating leases, financings, leveraged leases and an equity investment in joint venture of 55%, 28%, 17%, 0% and less than 1% of total investments at March 31, 1997, respectively, and 59%, 24%, 10%, 7% and less than 1% of total investments at March 31, 1996, respectively.

      For the three months ended March 31, 1997 and 1996, the Partnership leased or financed equipment with initial costs of $3,522,046 and $3,227,482, respectively, to 59 and 25 lessees or equipment users, respectively. The weighted average initial transaction term for each year was 43 and 49 months, respectively.

Results of Operations for the Three Months Ended March 31, 1997 and 1996

      Revenues for the three months ended March 31, 1997 were $2,215,000, representing a decrease of $161,287 or 7% from 1996. The decrease in revenues resulted primarily from a decrease in income from leverage leases of $200,517, a decrease in finance income of $35,280 or 31% and a decrease in net gain on sales or remarketing of equipment of $23,200 or 10% from 1996. These decreases were partially offset by an increase in interest income and other of $94,995 or 87% and income from equity investment in joint venture of $2,715. Finance income and income from leveraged leases decreased due to a decrease in the average size of the finance and leveraged lease portfolios from 1996 to 1997. The decrease in net gain on sales or remarketing of equipment was due to a decrease in the number of leases maturing and the underlying equipment being sold or remarketed, for which the proceeds received were in excess of the remaining carrying value of the equipment. Interest income and other increased due to an increase in the average cash balance from 1997 to 1996.

      Expenses for the three months ended March 31, 1997 were $1,571,365, representing a decrease of $353,965 or 18% from 1996. The decrease in expenses resulted primarily from a decrease in interest expense of $299,396 or 36%, a decrease in management fees of $63,367 or 19% and a decrease in administrative expense reimbursements of $21,284 or 13% from 1996. These decreases were partially offset by an increase in general and administrative expense of $5,242 or 6%, an increase in amortization of initial direct cost of $2,796 or 1% and an increase in minority interest in joint venture of $2,570 or 2%. Interest expense decreased due to a decrease in the average debt outstanding from 1996 to 1997. Management fees and administrative expense reimbursements decreased due to a decrease in the average size of the portfolio from 1996 to 1997.

      Net income for the three months ended March 31, 1997 and 1996 was $643,635 and $450,957, respectively. The net income per weighted average limited partnership unit was $1.05 and $.73 for 1997 and 1996, respectively.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                 March 31, 1997

Liquidity and Capital Resources

      The Partnership's primary sources of funds for the three months ended March 31, 1997 and 1996 were net cash provided by operations of $2,994,950 and $6,332,183, respectively, proceeds from sales of equipment of $9,256,632 and $1,190,114, respectively, and proceeds from the revolving credit facility of $4,400,000 and $780,000, respectively. These funds were used to purchase equipment, to fund cash distributions and to make payments on borrowings. The Partnership intends to continue to purchase additional equipment and to fund cash distributions utilizing cash provided by operations and proceeds from sales of equipment.

      Cash distributions to the limited partners for the three months ended March 31, 1997 and 1996, which were paid monthly, totaled $1,942,398 and $1,943,053, respectively, of which $637,199 and $446,447 was investment income and $1,305,199 and $1,496,606 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners for the three months ended March 31, 1997 and 1996 was 12.75%, of which 4.18% and 2.93% was investment income and 8.57% and 9.82% was a return of capital, respectively, calculated as a percentage of each partners' initial capital contribution. The limited partner distribution per weighted average unit outstanding for the three months ended March 31, 1997 and 1996 was $3.19, of which $1.05 and $.73 was investment income and $2.14 and $2.46 was a return of capital, respectively.

      The Partnership entered into a three year revolving credit agreement (the "Facility") in January 1995. The maximum amount available under the Facility is $25,000,000 and at March 31, 1997 the Partnership had $17,124,757 available for borrowing under the facility, of which $17,124,757 was outstanding.

      Included in the Partnership's acquisitions for the year ended December 31, 1996 is a financing transaction in the amount of $5,690,161. This represents the financings of free cash, which results from lease rental payments being greater than debt payments on a leveraged lease. The financing is secured by the underlying equipment, a 1983 Airbus A300B4-203 aircraft currently on lease to A.I. Leasing II, Inc. Subsequent to this financing ICON Cash Flow Partners L.P. Six ("L.P. Six"), an affiliate of the Partnership, acquired the residual interest in the leveraged lease and assumed the related outstanding non-recourse debt. In January 1997 L.P. Six re-financed the free cash portion of the leveraged lease with a third party. As a result of this re-financing, the Partnership received proceeds of $5,792,043 and terminated its interest in the leveraged lease.

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

      As of March 31, 1997, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)


PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

No reports or Form 8-K were filed by the Partnership during the quarter ended March 31, 1997.

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

                                    ICON Cash Flow Partners, L.P., Series E
                                    File No. 33-44413 (Registrant)
                                    By its General Partner,
                                    ICON Capital Corp.




May 15, 1997                        Gary N. Silverhardt
    Date                            Gary N. Silverhardt
                                    Chief Financial Officer
                                    (Principal financial and account officer of the General Partner of the Registrant)