Form 10-Q
period 1997-06-30
ICON CASH FLOW PARTNERS L P SERIES E
filed 1997-08-14
CIK 881788

UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C.  20549


                                           FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended                     June 30, 1997
                     -----------------------------------------------------------

[  ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

For the transition period from                      to
                              ----------------------   -------------------------

Commission File Number                      33-44413
                       ---------------------------------------------------------

                     ICON Cash Flow Partners, L.P., Series E
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                          13-3635208
--------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)


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

                           Consolidated Balance Sheets

                                   (unaudited)

                                                                   June 30,    December 31,
                                                                     1997          1996

       Assets

Cash                                                            $  5,156,860   $ 1,203,626
                                                                ------------   -----------

Investment in finance leases
   Minimum rents receivable                                       26,039,119    31,294,210
   Estimated unguaranteed residual values                         11,173,898     11,769,952
   Initial direct costs                                              351,750       498,927
   Unearned income                                                (3,818,246)   (4,515,040)
   Allowance for doubtful accounts                                  (827,694)     (844,709)
                                                                ------------   -----------
                                                                  32,918,827    38,203,340

Investment in operating leases
   Equipment at cost                                              18,014,305    20,771,628
   Accumulated depreciation                                               -     (2,388,850)
   Initial direct costs                                                   -         81,600
                                                                ------------   -----------
                                                                  18,014,305    18,464,378

Investment in financings
   Receivables due in installments                                12,103,381    23,057,131
   Initial direct costs                                               39,701       136,330
   Unearned income                                                (1,745,608)   (3,699,855)
   Allowance for doubtful accounts                                  (269,379)     (263,231)
                                                                ------------   -----------
                                                                  10,128,095    19,230,375

Note receivable - affiliate                                        5,330,328        -
                                                                ------------   -----------

Equity investment in joint ventures                                   59,362        57,290
                                                                ------------   -----------

Other assets                                                          36,759       775,161
                                                                ------------   -----------

Total assets                                                    $ 71,644,536   $77,934,170
                                                                ============   ===========


                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (continued)

                                   (unaudited)

                                                                   June 30,    December 31,
                                                                     1997          1996

       Liabilities and Partners' Equity

Notes payable - non-recourse                                    $ 29,658,000   $34,168,921
Note payable revolving credit facility                            14,817,396    13,000,000
Security deposits and deferred credits                               550,799       887,257
Accounts payable - other                                             393,409       461,109
Accounts payable to General Partner and affiliates, net               49,243       106,642
Minority interest in joint venture                                    48,563        45,724
Accounts payable - equipment                                           1,480        71,553
                                                                ------------   -----------
                                                                  45,518,890    48,741,206
Commitments and Contingencies

Partners' equity (deficiency)
   General Partner                                                  (259,063)     (228,462)
   Limited partners (609,246 and 609,446 units outstanding,
     $100 per unit original issue price in 1997 and 1996,
     respectively)                                                26,384,709    29,421,426
                                                                ------------   -----------

Total partners' equity                                            26,125,646     29,192,964
                                                                ------------   ------------

Total liabilities and partners' equity                          $ 71,644,536   $77,934,170
                                                                ============   ===========
















See accompanying notes to consolidated financial statements.

                            ICON Cash Flow Partners, L.P., Series E
                               (A Delaware Limited Partnership)

                             Consolidated Statements of Operations

                                          (unaudited)

                                         For the Three Months        For the Six Months
                                             Ended June 30,            Ended June 30,
                                          1997          1996          1997         1996
                                          ----          ----          ----         ----

Revenue
   Finance income                   $    969,999   $  1,135,456  $  2,084,830   $ 2,285,567
   Interest income and other             323,323        115,109       527,205       223,996
   Net gain on sales or
     remarketing of equipment            112,999      1,348,598       327,998     1,586,797
   Income from equity
     investment in joint venture             151          1,441         4,246         2,821
   Rental income                              -         677,193       677,193     1,354,386
   Income from leveraged leases               -               -            -        200,517
                                    ------------   ------------  ------------   -----------

   Total revenues                      1,406,472      3,277,797     3,621,472     5,654,084
                                    ------------   ------------  ------------   -----------

Expenses
   Interest                              648,584        722,352     1,178,422     1,551,586
   Management fees - General Partner     206,073        275,108       474,551       606,953
   General and administrative            160,478        136,583       263,065       224,191
   Administrative expense
     reimbursement  - General Partner    111,070        136,277       248,902       295,393
   Amortization of initial direct costs   62,280        228,648       325,406       479,241
   Depreciation                               -         265,428       265,428       530,856
   Provision for bad debts                    -         200,000            -        200,000
   Minority interest in joint venture     (1,904)         1,567         2,172         3,073
                                     -----------   ------------  ------------   -----------

   Total expenses                      1,186,581      1,965,963     2,757,946     3,891,293
                                    ------------   ------------  ------------   -----------

Net income                          $    219,891   $  1,311,834  $    863,526   $ 1,762,791
                                    ============   ============  ============   ===========

Net income allocable to:
   Limited partners                 $    217,692   $  1,298,716  $    854,891   $ 1,745,163
   General Partner                         2,199         13,118         8,635        17,628
                                    ------------   ------------  ------------   -----------

                                    $    219,891   $  1,311,834  $    863,526   $ 1,762,791
                                    ============   ============  ============   ===========
Weighted average number of limited
   partnership units outstanding         609,246        609,544       609,312       609,544
                                    ============   ============  ============   ===========

Net income per weighted average
   limited partnership unit         $        .36   $       2.13  $       1.40   $      2.86
                                    ============   ============  ============   ===========

See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                 For the Six Months Ended June 30, 1997 and the
                  Years Ended December 31, 1996, 1995 and 1994

                   Limited Partner Distributions

                       Return of  Investment         Limited         General
                        Capital     Income           Partners        Partner        Total
                    (Per weighted average unit)

Balance at
   December 31, 1993                             $  48,112,323   $   (46,440)   $ 48,065,883

Cash distributions
   to partners         $ 11.27      $ 2.48          (8,390,043)      (78,582)     (8,468,625)
Limited partnership
   units redeemed
   (728 units)                                         (48,490)           -          (48,490)
Net income                                           1,511,824        15,271       1,527,095
                                                 -------------   -----------    ------------

Balance at
   December 31, 1994                                41,185,614      (109,751)     41,075,863
Cash distributions
   to partners         $ 10.17      $ 2.58          (7,773,082)      (78,512)     (7,851,594)
Limited partnership
   units redeemed
   (45 units)                                           (2,370)           -           (2,370)
Net income                                           1,569,944        15,858       1,585,802
                                                 -------------   -----------    ------------

Balance at
   December 31, 1995                                34,980,106      (172,405)     34,807,701
Cash distribution
   to partners         $  9.11      $ 3.64          (7,771,164)      (78,496)     (7,849,660)
Limited partnership
   units redeemed
   (193 units)                                          (8,960)            -          (8,960)
Net income                                           2,221,444        22,439       2,243,883
                                                 -------------   -----------    ------------

Balance at
   December 31, 1996                                29,421,426      (228,462)     29,192,964
Cash distribution
   to partners         $  4.98      $ 1.40          (3,884,370)      (39,236)     (3,923,606)
Limited partnership
   units redeemed
   (200 units)                                          (7,238)           -           (7,238)
Net income                                             854,891         8,635         863,526
                                                 -------------   -----------    ------------

Balance at
   June 30, 1997                                 $  26,384,709   $  (259,063)   $ 26,125,646
                                                 =============   ===========    ============

See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                        For the Six Months Ended June 30,

                                   (unaudited)

                                                                    1997             1996
                                                                    ----             ----
Cash flows provided by operating activities:
   Net income                                                  $     863,526    $  1,762,791
                                                               -------------    ------------
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation                                                    265,428         530,856
     Rental income - assigned operating lease receivables           (677,193)       (677,193)
     Finance income portion of receivables paid directly
       to lenders by lessees                                        (647,409)     (1,024,086)
     Amortization of initial direct costs                            325,406         479,241
     Net gain on sales or remarketing of equipment                  (327,998)     (1,586,797)
     Interest expense on non-recourse financing paid
       directly by lessees                                           314,787         725,947
     Interest expense accrued on debt                                 87,142         369,823
     Collection of principal - non-financed receivables            4,981,903       4,474,388
     Income from leveraged leases, net                                   -          (200,517)
     Income from equity investment in joint venture                   (4,246)         (2,821)
     Changes in operating assets and liabilities:
       Allowance for doubtful accounts                                64,649         152,399
       Accounts payable to General Partner and affiliates, net       (57,399)         75,521
       Accounts payable - other                                      (67,700)     (1,091,955)
       Accounts receivable - affiliate                                               130,217
       Security deposits and deferred credits                       (336,458)       (188,530)
       Minority interest in joint venture                              2,839           1,877
       Other assets                                                  747,693       4,471,557
       Other, net                                                   (384,800)        (40,572)
                                                               -------------    ------------

         Total adjustments                                         4,286,644       6,599,355
                                                               -------------    ------------

         Net cash provided by operating activities                 5,150,170       8,362,146
                                                               -------------    ------------

Cash flows from investing activities:
   Proceeds from sales of equipment                               10,103,453       9,382,646
   Equipment and receivables purchased                            (3,856,613)     (6,485,280)
   Initial direct costs                                                  -           (76,732)
                                                               -------------    ------------

         Net cash provided by investing activities                 6,246,840       2,820,634
                                                               -------------    ------------

Cash flows from financing activities:
   Loans to affiliates                                           (11,280,328)            -
   Principal payments received on affiliate notes                  5,950,000             -
   Proceeds from revolving credit facility                         4,400,000         780,000
   Principal payments on revolving credit facility                (2,582,604)     (8,199,374)
   Redemption of limited partnership units                            (7,238)         (7,252)
   Cash distributions to partners                                 (3,923,606)     (3,925,152)
   Principal payments on secured financing                                -       (1,700,435)
                                                               -------------    ------------

     Net cash used in financing activities                        (7,443,776)    (13,052,213)
                                                               -------------    ------------

Net increase (decrease) in cash                                    3,953,234      (1,869,433)

Cash at beginning of period                                        1,203,626       5,826,646
                                                               -------------    ------------

Cash at end of period                                          $   5,156,860    $  3,957,213
                                                               =============    ============

See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (continued)

Supplemental Disclosures of Cash Flow Information

   During the six months ended June 30, 1997 and 1996, non-cash activities included the following:

                                                                  1997               1996
                                                                  ----               ----

Principal and interest on direct finance receivables
   paid directly to lenders by lessees                       $  3,508,518        $ 5,251,724
Rental income assigned operating lease receivable                 677,193          1,354,386
Principal and interest on non-recourse financing
   paid directly by lessees                                    (4,185,711)        (6,606,110)
                                                             ------------        -----------

                                                             $         -         $       -
                                                             ============        =========

    Interest expense of $1,178,422 and $1,551,586 for the six months ended June 30, 1997 and 1996 consisted of: interest expense on non-recourse financing accrued or paid directly by lenders to lessees of $314,787 and $1,260,363, respectively, interest expense on revolving credit facility of $594,313 and $134,299, respectively, and other interest of $269,322 and $156,924, respectively.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                                  June 30, 1997

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

2.  Redemption of Limited Partnership Units

    The General Partner consented to the Partnership redeeming 200 limited partnership units during the six months ended June 30, 1997. The redemption amount was calculated following the specified redemption formula as per the Partnership agreement. Redeemed units have no voting rights and do not share in distributions. The Partnership agreement limits the number of units which can be redeemed in any one year and redeemed units may not be reissued. Redeemed limited partnership units are accounted for as a reduction from partners equity.

3.  Investment in Joint Ventures

    The Partnership Agreement allows the Partnership to invest in joint ventures with other limited partnerships sponsored by the General Partner provided that the investment objectives of the joint ventures are consistent with that of the Partnership.

    ICON Cash Flow LLC I

     In September 1994 the Partnership and an affiliate, ICON Cash Flow Partners L.P. Six ("L.P. Six"), formed a joint venture, ICON Cash Flow Partners, L.L.C. I ("ICON Cash Flow LLC I"), for the purpose of acquiring and managing an aircraft which was on lease to Alaska Airlines, Inc. The Partnership and L.P. Six contributed 99% and 1% of the cash required for such acquisition, respectively, to ICON Cash Flow LLC I. ICON Cash Flow LLC I acquired the aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and L.P. Six. The lease is an operating lease. Profits, losses, excess cash and disposition proceeds are allocated 99% to the Partnership and 1% to L.P. Six. The Partnership's consolidated financial statements include 100% of the assets and liabilities of ICON Cash Flow LLC I. L.P. Six's investment in ICON Cash Flow LLC I has been reflected as "Minority interest in joint venture." The lease expired in April 1997.

     In June, 1997 ICON Cash Flow LLC I remarketed the aircraft (formally on lease to Alaska Airlines, Inc.) The aircraft was leased to Aero Mexico. The new lease is an operating lease which expires in October 2002.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

    ICON Cash Flow LLC II

    In March 1995 the Partnership and an affiliate, L.P. Six, formed ICON Cash Flow Partners L.L.C. II, ("ICON Cash Flow LLC II"), for the purpose of acquiring and managing an aircraft which was on lease to Alaska Airlines, Inc. The Partnership and L.P. Six contributed 1% and 99% of the cash required for such acquisition, respectively, to ICON Cash Flow LLC II. ICON Cash Flow LLC II acquired the aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and L.P. Six. The lease is an operating lease. Profits, losses, excess cash and disposition proceeds will be allocated 1% to the Partnership and 99% to L.P. Six. The General Partner manages and controls the business affairs of both the Partnership and L.P. Six. As a result of this common control and the Partnership's ability to influence the activities of the joint venture, the Partnership's investment in the joint venture is accounted for under the equity method. As of June 30, 1997, the lease with Alaska Airlines, Inc. was terminated and the aircraft was released to Aero Mexico. Information as to the financial position and results of operations of ICON Cash Flow LLC II at June 30, 1997 is summarized below:

                                           June 30, 1997

      Assets                               $ 17,363,474
                                           ============

      Liabilities                          $ 13,240,664
                                           ============

      Equity                               $  4,122,810
                                           ============

                                         Six Months Ended
                                           June 30, 1997

      Net income                           $    206,707
                                           ============

    ICON Cash Flow LLC III

    On December 31, 1996, the Partnership and an affiliate, ICON Cash Flow Partners, L.P. Seven ("L.P. Seven"), formed ICON Cash Flow Partners L.L.C. III ("ICON Cash Flow LLC III"), for the purpose of acquiring and managing an aircraft currently on lease to Continental Airlines, Inc. The Partnership and L.P. Seven contributed 1% and 99% of the cash required for such acquisition, respectively, to ICON Cash Flow LLC III. ICON Cash Flow LLC III acquired the aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and L.P. Seven. The lease is a leveraged lease. Profits, losses, excess cash and disposition proceeds are allocated 1% to the Partnership and 99% to L.P. Seven. The General Partner manages and controls the business affairs of both the Partnership and L.P. Seven. As a result of this common control and the Partnership's ability to influence the activities of the joint venture, the Partnership's investment in the

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

joint venture is accounted for under the equity method. Information as to the financial position and results of operations of ICON Cash Flow LLC III at June 30, 1997 is summarized below:

                                                 June 30, 1997

      Assets                                      $10,538,504

      Liabilities                                 $ 8,725,163
                                                  ===========

      Equity                                      $ 1,813,341
                                                  ===========

                                                Six Months Ended
                                                 June 30, 1997

      Net income                                  $   217,872
                                                  ===========

4.   Related Party Transactions

     During the six months ended June 30, 1997 and 1996, the Partnership paid or accrued to the General Partner management fees of $474,551 and $606,953, respectively, and administrative expense reimbursements of $248,902 and $295,393, respectively, which were charged to operations.

     During the six months ended June 30, 1997 and 1996, the Partnership paid or accrued to the General Partner acquisition fees of $0 and $76,732, respectively.

     Included in the Partnership's acquisitions for the year ended December 31, 1996 is a financing transaction in the amount of $5,690,161, which represents the financing of free cash resulting from lease rental payments being greater than debt payments on a leveraged lease. The financing is secured by the underlying equipment, a 1983 Airbus A300B4-203 aircraft currently on lease to A.I. Leasing II, Inc. Subsequent to this financing ICON Cash Flow Partners L.P. Six ("L.P. Six"), an affiliate of the Partnership, acquired the residual interest in the leveraged lease and assumed the related outstanding non-recourse debt. In January, 1997 L.P. Six refinanced the free cash portion of the leveraged lease with a third party. As a result of this re-financing, the Partnership received proceeds of $5,792,043 and terminated its interest in the leveraged lease.

     On January 28, 1997, the Partnership lent $7,780,328 to ICON Asset Acquisition, a joint venture limited liability corporation formed by ICON Cash Flow Partners L.P., Series B (8.93% interest), ICON Cash Flow Partners L.P., Series C (13.39% interest) and ICON Cash Flow Partners L.P. Six (77.68% interest), all affiliates of the Partnership. The note is short term, bears interest at the rate of 8% and is expected to be paid in full by August 31, 1997.

     On June 5, 1997, the Partnership lent $3,500,000 to ICON Cash Flow Partners, L.P., Series D, an affiliate of the Partnership. The loan was in the form of a short-term note, bore interest at the rate of 11% and was repaid, along with $26,370 in accrued interest, on June 30, 1997.

                            ICON Cash Flow Partners, L.P., Series E
                               (A Delaware Limited Partnership)

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership's portfolio consisted of a net investment in finance leases, operating leases, financings and equity investment in joint ventures representing 54%, 29%, 17% and less than 1% of total investments at June 30, 1997, respectively, and 57%, 26%, 17% and less than 1% of total investments at June 30, 1996, respectively.

Results of Operations

Three Months Ended June 30, 1997 and 1996

     For the three months ended June 30, 1997 and 1996, the Partnership leased or financed equipment with an initial cost of $1,405,174 and $1,451,940, respectively, to 5 and 49 lessees or equipment users, respectively.

     Revenues for the three months ended June 30, 1997 were $1,406,472, representing a decrease of $1,871,325 or 57% from 1996. The decrease in revenues resulted primarily from a decrease in net gain on sales or remarketing of equipment of $1,235,599 or 92%, a decrease in rental income of $677,193, a decrease in finance income of $165,457 or 15% and a decrease in equity investment in joint venture of $1,290 or 89% from 1996. These decreases were partially offset by an increase in interest income and other of $208,214. Net gain on sales or remarketing of equipment decreased in comparison to the prior year due to the prior year gain of $997,606, which resulted from the Partnership's sale of its investment in leveraged leases. Rental income decreased due to the Partnership's reduced investment in operating leases. Finance income decreased due to a decrease in the average size of the portfolio from 1996 to 1997. The decrease in income from equity investment in joint venture resulted from a decrease in the average size of the portfolio under investment. Interest income and other increased due to an increase in the average cash balance from 1996 to 1997.

     Expenses for the three months ended June 30, 1997 were $1,186,581, representing a decrease of $779,382 or 40% from 1996. The decrease in expenses resulted primarily from a decrease in depreciation expense of $265,428 or 100%, a decrease in provision for bad debts of $200,000 or 100%, a decrease in amortization of initial direct costs of $166,368 or 73%, a decrease in interest expense of $73,768 or 10%, a decrease in management fees of $69,035 or 25%, a decrease in administrative expense reimbursements of $25,207 or 18% and a decrease in minority interest in joint venture of $3,471 from 1996. These decreases were partially offset by an increase in general and administrative expense of $23,895 or 18% from 1996. Depreciation expense decreased due to the Partnership's reduced investment in operating leases. As a result of an analysis of delinquency, an assessment of overall risk and a review of historical loss experience it was determined that no provision for bad debts was required for the six months ended June 30, 1997. Amortization of initial direct costs, management fees and administrative expense reimbursements decreased due to a decrease in the average size of the portfolio from 1996 to 1997. Interest expense decreased due to a decrease in the average debt outstanding from 1996 to 1997.

     Net income for the three months ended June 30, 1997 and 1996 was $219,891 and $1,311,834, respectively. The net income per weighted average limited partnership unit was $.36 and $2.13 for 1997 and 1996, respectively.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

Six Months Ended June 30, 1997 and 1996

     For the six months ended June 30, 1997 and 1996, the Partnership leased or financed equipment with an initial cost of $4,927,220 and $4,679,422, respectively, to 64 and 74 lessees or equipment users, respectively. The weighted average initial transaction term relating to these transactions was 41 and 54 months.

     Revenues for the six months ended June 30, 1997 were $3,621,472, representing a decrease of $2,032,612 or 36% from 1996. The decrease in revenues resulted primarily from a decrease in net gain on sales or remarketing of equipment of $1,258,799 or 79%, a decrease in rental income of $677,193 or 50%, a decrease in finance income of $200,737 or 9% and a decrease in income from leveraged leases of $200,517 from 1996. These decreases were partially offset by an increase in interest income and other of $303,209 and equity investment in joint venture of $1,425 from 1996. Net gain on sales or remarketing of equipment decreased in comparison to the prior year gain of $997,606, which resulted from the Partnership's sale of its investment in leveraged leases at that time. Rental income decreased due to the Partnership's reduced investment in operating leases. Finance income and income from leveraged leases decreased due to a decrease in the average size of the finance and leveraged lease portfolios from 1996 to 1997. Interest income and other increased due to an increase in the average cash balance from 1996 to 1997.

     Expenses for the six months ended June 30, 1997 were $2,757,946, representing a decrease of $1,133,347 or 29% from 1996. The decrease in expenses resulted primarily from a decrease in interest expense of $373,164 or 24%, a decrease in depreciation expense of $265,428 or 50%, a decrease in provision for bad debts of $200,000 or 100%, a decrease in amortization of initial direct costs of $153,835 or 32%, a decrease in management fees of $132,402 or 22%, a decrease in administrative expense reimbursements of $46,491 or 16% from 1996 and a decrease in expense related to the minority interest in joint venture of $901 from 1996. These decreases were partially offset by an increase in general and administrative expense of $38,874 or 17%. Interest expense decreased due to a decrease in the average debt outstanding from 1996 to 1997. Depreciation expense decreased due to the Partnership's reduced investment in operating leases. As a result of an analysis of delinquency, an assessment of overall risk and a review of historical loss experience, it was determined that no provision for bad debts was required for the six months ended June 30, 1997. Amortization of initial direct costs, management fees and administrative expense reimbursements decreased due to a decrease in the average size of the protfolio from 1996 to 1997.

     Net income for the six months ended June 30, 1997 and 1996 was $863,526 and
$1,762,791,   respectively.   The  net  income  per  weighted   average  limited
partnership unit was $1.40 and $2.86 for 1997 and 1996, respectively.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

Liquidity and Capital Resources

     The Partnership's primary sources of funds for the six months ended June 30, 1997 and 1996 were net cash provided by operations of $5,150,170 and $8,362,146, respectively, proceeds from sales of equipment of $10,103,453 and $9,382,646, respectively and proceeds from the revolving credit facility of $4,400,000 and $780,000, respectively. These funds were used to purchase equipment, fund cash distributions and make payments on borrowings. The Partnership intends to continue to purchase additional equipment and to fund cash distributions utilizing cash provided by operations and proceeds from sales of equipment.

     Cash distributions to limited partners for the six months ended June 30, 1997 and 1996, which were paid monthly, totaled $3,884,371 and $3,885,900, respectively, of which $854,891 and $1,745,163 was investment income and $3,029,480 and $2,140,737 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners was 12.75% for 1997 and 1996, of which 2.81% and 5.73% was investment income and 9.94% and 7.02% was a return of capital, respectively, calculated as a percentage of each partner's initial capital contribution. The limited partner distribution per weighted average unit outstanding for the six months ended June 30, 1997 and 1996 was $6.38, of which $1.40 and $2.86 was investment income and $4.98 and $3.52 was a return of capital, respectively.

     The Partnership entered into a three year revolving credit agreement (the "Facility") in January 1995. The maximum amount available under the Facility is $25,000,000 and at June 30, 1997 the Partnership had $14,817,396 available for borrowing and outstanding under the facility.

     Included in the Partnership's acquisitions for the year ended December 31, 1996 is a financing transaction in the amount of $5,690,161, which represents the financing of free cash, resulting from lease rental payments being greater than debt payments on a leveraged lease. The financing is secured by the underlying equipment, a 1983 Airbus A300B4-203 aircraft currently on lease to A.I. Leasing II, Inc. Subsequent to this financing ICON Cash Flow Partners L.P. Six ("L.P. Six"), an affiliate of the Partnership, acquired the residual interest in the leveraged lease and assumed the related outstanding non-recourse debt. In January, 1997 L.P. Six refinanced the free cash portion of the leveraged lease with a third party. As a result of this re-financing, the Partnership received proceeds of $5,792,043 and terminated its interest in the leveraged lease.

     On January 28, 1997, the Partnership lent $7,780,328 to ICON Asset Acquisition, a joint venture limited liability corporation formed by ICON Cash Flow Partners L.P., Series B (8.93% interest), ICON Cash Flow Partners L.P., Series C (13.39% interest) and ICON Cash Flow Partners L.P. Six (77.68% interest), all affiliates of the Partnership. The note is short term, bears interest at the rate of 8%, (the Partnership's approximate cost of funds) and is expected to be paid in full by August 31, 1997.

     On June 5, 1997, the Partnership lent $3,500,000 to ICON Cash Flow Partners, L.P., Series D, a affiliate of the Partnership. The loan was in the form of a short-term note, bore interest at the rate of 11% and was paid in full on June 30, 1997.

     As of June 30, 1997, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 1997.

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

                                    ICON Cash Flow Partners, L.P., Series E
                                    File No. 33-44413 (Registrant)
                                    By its General Partner,
                                    ICON Capital Corp.




August 14, 1997                     Gary N. Silverhardt
---------------                     --------------------------------------------
      Date                          Gary N. Silverhardt
                                    Chief Financial Officer
                                   (Principal financial and account officer of
                                    the General Partner of the Registrant)