Form 10-Q
period 1997-09-30
ICON CASH FLOW PARTNERS L P SERIES E
filed 1997-11-14
CIK 881788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended                      September 30, 1997
                     -----------------------------------------------------------

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from                       to
                               ---------------------     -----------------------

Commission File Number                      0-27912
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

                           Consolidated Balance Sheets

                                   (unaudited)

                                            September 30,   December 31,
                                                1997            1996

       Assets

Cash ....................................   $ 11,307,412    $  1,203,626
                                            ------------    ------------

Investment in finance leases
   Minimum rents receivable .............     16,102,388      31,294,210
   Estimated unguaranteed residual values      7,483,868      11,769,952
   Initial direct costs .................        258,269         498,927
   Unearned income ......................     (2,346,484)     (4,515,040)
   Allowance for doubtful accounts ......       (663,946)       (844,709)
                                            ------------    ------------
                                              20,834,095      38,203,340

Investment in operating leases
   Equipment at cost ....................     18,053,706      20,771,628
   Accumulated depreciation .............       (105,096)     (2,388,850)
   Initial direct costs .................           --            81,600
                                            ------------    ------------
                                              17,948,610      18,464,378

Investment in financings
   Receivables due in installments ......      6,767,329      23,057,131
   Initial direct costs .................          1,446         136,330
   Unearned income ......................     (1,104,632)     (3,699,855)
   Allowance for doubtful accounts ......       (129,454)       (263,231)
                                            ------------    ------------
                                               5,534,689      19,230,375

Equity investment in joint ventures .....        885,815          57,290
                                            ------------    ------------

Accounts receivable from affiliates, net         281,100            --

Other assets ............................        178,414         775,161
                                            ------------    ------------

Total assets ............................   $ 56,970,135    $ 77,934,170
                                            ============    ============

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (continued)

                                   (unaudited)

                                                               September 30,   December 31,
                                                                   1997           1996

       Liabilities and Partners' Equity

Notes payable - non-recourse ..............................   $ 26,854,208    $ 34,168,921
Note payable - warehouse line of credit ...................      2,684,035            --
Note payable - revolving credit facility ..................           --        13,000,000
Security deposits and deferred credits ....................        906,937         887,257
Minority interest in joint venture ........................        809,800          45,724
Accounts payable - other ..................................        495,296         461,109
Accounts payable to General Partner ................... ...        119,947         106,642
Accounts payable - equipment ..............................           --            71,553
                                                              ------------    ------------
                                                                31,870,223      48,741,206
Commitments and Contingencies

Partners' equity (deficiency)
   General Partner ........................................       (269,320)       (228,462)
   Limited partners (609,246 and 609,446 units outstanding,
     $100 per unit original issue price in 1997 and 1996,
     respectively) ........................................     25,369,232      29,421,426
                                                              ------------    ------------

Total partners' equity ....................................     25,099,912      29,192,964
                                                              ------------    ------------

Total liabilities and partners' equity ....................   $ 56,970,135    $ 77,934,170
                                                              ============    ============
















See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                                   (unaudited)

                                             For the Three Months         For the Nine Months
                                              Ended September 30,          Ended September 30,
                                               1997          1996           1997          1996
                                               ----          ----           ----          ----

Revenue
   Rental income ......................   $   748,444    $   677,193   $ 1,425,637    $ 2,031,579
   Net gain on sales or
     remarketing of equipment .........       744,793        308,409     1,072,791      1,895,206
   Finance income .....................       657,485      1,104,665     2,742,315      3,390,232
   Interest income and other ..........       237,462        101,545       764,667        325,541
   Income (loss) from equity
     investment in joint ventures .....       (93,588)         1,503       (89,342)         4,324
   Income from leveraged leases .......          --             --            --          200,517
                                          -----------    -----------   -----------    -----------

   Total revenues .....................     2,294,596      2,193,315     5,916,068      7,847,399
                                          -----------    -----------   -----------    -----------

Expenses
   Interest ...........................       721,848        658,296     1,900,270      2,209,882
   Management fees - General Partner ..       254,421        261,194       728,972        868,147
   Administrative expense
     reimbursement  - General Partner .       131,647        129,815       380,549        425,208
   Depreciation .......................       105,095        265,428       370,523        796,284
   Amortization of initial direct costs        96,200        293,159       421,606        772,400
   General and administrative .........        38,293        124,130       301,358        348,321
   Minority interest in joint venture .        11,237          1,629        13,409          4,702
   Provision for bad debts ............          --          200,000          --          400,000
                                          -----------    -----------   -----------    -----------

   Total expenses .....................     1,358,741      1,933,651     4,116,687      5,824,944
                                          -----------    -----------   -----------    -----------

Net income ............................   $   935,855    $   259,664   $ 1,799,381    $ 2,022,455
                                          ===========    ===========   ===========    ===========

Net income allocable to:
   Limited partners ...................   $   926,496    $   257,067   $ 1,781,387    $ 2,002,230
   General Partner ....................         9,359          2,597        17,994         20,225
                                          -----------    -----------   -----------    -----------

                                          $   935,855    $   259,664   $ 1,799,381    $ 2,022,455
                                          ===========    ===========   ===========    ===========
Weighted average number of limited
   partnership units outstanding ......       609,246        609,551       609,290        609,551
                                          ===========    ===========   ===========    ===========

Net income per weighted average
   limited partnership unit ...........   $      1.52    $       .42   $      2.92    $      3.28
                                          ===========    ===========   ===========    ===========

See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

              For the Nine Months Ended September 30, 1997 and the
                  Years Ended December 31, 1996, 1995 and 1994

                        Limited Partner Distributions

                           Return of    Investment            Limited         General
                            Capital       Income              Partners        Partner       Total
                         (Per weighted average unit)
Balance at
   December 31, 1993                                       $ 48,112,323     $ (46,440)   $48,065,883

Cash distributions
   to partners              $11.27        $ 2.48             (8,390,043)      (78,582)    (8,468,625)
Limited partnership
   units redeemed
   (728 units)                                                  (48,490)         -           (48,490)
Net income                                                    1,511,824        15,271      1,527,095
                                                           ------------     ---------    -----------

Balance at
   December 31, 1994                                         41,185,614      (109,751)    41,075,863
Cash distributions
   to partners              $10.17        $ 2.58             (7,773,082)      (78,512)    (7,851,594)
Limited partnership
   units redeemed
   (45 units)                                                    (2,370)         -            (2,370)
Net income                                                    1,569,944        15,858      1,585,802
                                                           ------------     ---------    -----------

Balance at
   December 31, 1995                                         34,980,106      (172,405)    34,807,701
Cash distribution
   to partners              $ 9.11        $ 3.64             (7,771,164)      (78,496)    (7,849,660)
Limited partnership
   units redeemed
   (193 units)                                                   (8,960)          -           (8,960)
Net income                                                    2,221,444        22,439      2,243,883
                                                           ------------     ---------    -----------

Balance at
   December 31, 1996                                         29,421,426      (228,462)    29,192,964
Cash distribution
   to partners              $ 6.64        $ 2.92             (5,826,343)      (58,852)    (5,885,195)
Limited partnership
   units redeemed
   (200 units)                                                   (7,238)         -            (7,238)
Net income                                                    1,781,387        17,994      1,799,381
                                                           ------------     ---------    -----------

Balance at
   September 30, 1997                                      $ 25,369,232     $(269,320)   $25,099,912
                                                           ============     =========    ===========

See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                     For the Nine Months Ended September 30,

                                   (unaudited)

                                                                           1997           1996
                                                                           ----           ----
Cash flows provided by operating activities:
   Net income .....................................................   $  1,799,381    $  2,022,455
                                                                      ------------    ------------
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation ................................................        370,523         796,284
      Rental income - assigned operating lease receivables ........     (1,425,637)       (677,193)
      Finance income portion of receivables paid directly
         to lenders by lessees ....................................       (874,753)     (1,456,812)
      Amortization of initial direct costs ........................        421,606         772,400
      Net gain on sales or remarketing of equipment ...............     (1,072,791)     (1,895,206)
      Interest expense on non-recourse financing paid
         directly by lessees ......................................        418,789         982,645
      Interest expense accrued on debt ............................        131,788         369,823
      Collection of principal - non-financed receivables ..........      7,690,395       6,638,551
      Income from leveraged leases, net ...........................           --          (200,517)
      Income (loss) from equity investment in joint ventures ......         89,342          (4,324)
      Distribution from investment in joint venture ...............     14,627,437            --
      Changes in operating assets and liabilities:
         Accounts receivable from affiliates, net .................       (281,100)           --
         Allowance for doubtful accounts ..........................       (314,540)        364,718
         Accounts payable to General Partner ......................         13,305         36,935
         Accounts payable - other .................................         34,187      (1,069,996)
         Security deposits and deferred credits ...................         19,680        (426,951)
         Minority interest in joint venture .......................        764,076           2,907
         Other assets .............................................        739,562       4,787,731
         Other, net ...............................................       (358,918)        224,902
                                                                      ------------    ------------

           Total adjustments ......................................     20,992,951       9,245,897
                                                                      ------------    ------------

           Net cash provided by operating activities ..............     22,792,332      11,268,352
                                                                      ------------    ------------

Cash flows from investing activities:
   Proceeds from sales of equipment ...............................     14,802,451       9,667,369
   Equipment and receivables purchased ............................     (9,032,599)    (15,018,876)
   Investment in joint venture ....................................     (2,250,000)           --
   Initial direct costs ...........................................           --           (76,732)
                                                                      ------------    ------------

           Net cash provided by investing activities ..............      3,519,852      (5,428,239)
                                                                      ------------    ------------

Cash flows from financing activities:
   Loans to affiliates ............................................    (11,280,328)           --
   Principal payments received on affiliate notes .................     11,280,328            --
   Proceeds from revolving credit facility ........................      4,400,000       8,780,000
   Proceeds from warehouse line of credit .........................      2,684,035            --
   Principal payments on revolving credit facility ................    (17,400,000)     (8,199,375)
   Redemption of limited partnership units ........................         (7,238)         (8,961)
   Cash distributions to partners .................................     (5,885,195)     (5,887,431)
   Principal payments on secured financing ........................           --        (2,335,806)
                                                                      ------------    ------------

      Net cash used in financing activities .......................    (16,208,398)     (7,651,573)
                                                                      ------------    ------------

Net increase (decrease) in cash ...................................     10,103,786      (1,811,460)

Cash at beginning of period .......................................      1,203,626       5,826,646
                                                                      ------------    ------------

Cash at end of period .............................................   $ 11,307,412    $  4,015,186
                                                                      ============    ============

See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (continued)

Supplemental Disclosures of Cash Flow Information

   During the nine months ended September 30, 1997 and 1996, non-cash activities included the following:

                                                                            1997            1996
                                                                            ----            ----

Principal and interest on direct finance receivables
   paid directly to lenders by lessees ..............................   $ 18,686,210    $  8,875,299
Rental income assigned operating lease receivable ...................      1,425,637         677,193
Principal and interest on non-recourse financing
   paid directly by lessees .........................................    (20,111,847)     (9,552,492)

Decrease in investments in finance leases and
  financings due to contribution to joint venture ...................     15,698,027            --
Increase in equity investment in joint venture ......................    (15,698,027)           --

Decrease in investment in finance leases due to termination of leases           --            18,345
Decrease in notes payable - non-recourse due to termination of lease            --           (18,345)
                                                                        ------------    ------------

                                                                        $               $
                                                                        ============    ============

     Interest expense of $1,900,270 and $2,209,882 for the nine months ended September 30, 1997 and 1996 consisted of: interest expense on non-recourse financing accrued or paid directly by lenders to lessees of $418,789 and $982,645, respectively, interest expense on revolving credit facility of $603,449 and $826,547, respectively, and other interest of $878,032 and $400,690, respectively.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                               September 30, 1997

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

2.   Redemption of Limited Partnership Units

     The General Partner consented to the Partnership redeeming 200 limited partnership units during the nine months ended September 30, 1997. The redemption amount was calculated following the specified redemption formula as per the Partnership agreement. Redeemed units have no voting rights and do not share in distributions. The Partnership agreement limits the number of units which can be redeemed in any one year and redeemed units may not be reissued. Redeemed limited partnership units are accounted for as a reduction from partners equity.

3.  Investment in Joint Ventures

     The Partnership Agreement allows the Partnership to invest in joint ventures with other limited partnerships sponsored by the General Partner provided that the investment objectives of the joint ventures are consistent with that of the Partnership.

     ICON Cash Flow LLC I

         In September 1994 the Partnership and an affiliate, ICON Cash Flow Partners L.P. Six ("L.P. Six"), formed a joint venture, ICON Cash Flow Partners, L.L.C. I ("ICON Cash Flow LLC I"), for the purpose of acquiring and managing an aircraft which was on lease to Alaska Airlines, Inc. The Partnership and L.P. Six contributed 99% and 1% of the cash required for such acquisition, respectively, to ICON Cash Flow LLC I. ICON Cash Flow LLC I acquired the aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and L.P. Six. The lease is an operating lease. Profits, losses, excess cash and disposition proceeds are allocated 99% to the Partnership and 1% to L.P. Six. The Partnership's consolidated financial statements include 100% of the assets and liabilities of ICON Cash Flow LLC I. L.P. Six's investment in ICON Cash Flow LLC I has been reflected as "Minority interest in joint venture." The original lease term expired in April 1997. In June 1997 ICON Cash Flow LLC I remarketed the aircraft (formally on lease to Alaska Airlines, Inc.). The aircraft was leased to Aero Mexico. The new lease is an operating lease which expires in October 2002.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     ICON Cash Flow LLC II

     In March 1995 the Partnership and an affiliate, L.P. Six, formed ICON Cash Flow Partners L.L.C. II, ("ICON Cash Flow LLC II"), for the purpose of acquiring and managing an aircraft which was on lease to Alaska Airlines, Inc. The Partnership and L.P. Six contributed 1% and 99% of the cash required for such acquisition, respectively, to ICON Cash Flow LLC II. ICON Cash Flow LLC II acquired the aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and L.P. Six. The lease is an operating lease. Profits, losses, excess cash and disposition proceeds will be allocated 1% to the Partnership and 99% to L.P. Six. The General Partner manages and controls the business affairs of both the Partnership and L.P. Six. As a result of this common control and the Partnership's ability to influence the activities of the joint venture, the Partnership's investment in the joint venture is accounted for under the equity method. In June 1997 ICON Cash Flow LLC II remarketed the aircraft (formerly on lease to Alaska Airlines, Inc.). The aircraft was leased to Aero Mexico. The new lease is an operating lease which expires in September 2002. Information as to the financial position and results of operations of ICON Cash Flow LLC II at September 30, 1997 is summarized below:

                                                September 30, 1997

             Assets                               $   17,029,715
                                                  ==============

             Liabilities                          $   12,476,743
                                                  ==============

             Equity                               $    4,552,972
                                                  ==============

                                                Nine Months Ended
                                                September 30, 1997

             Net income                           $      636,869
                                                  ==============

     ICON Cash Flow LLC III

     In December 1996 the Partnership and an affiliate, ICON Cash Flow Partners, L.P. Seven ("L.P. Seven"), formed ICON Cash Flow Partners L.L.C. III ("ICON Cash Flow LLC III"), for the purpose of acquiring and managing an aircraft currently on lease to Continental Airlines, Inc. The Partnership and L.P. Seven contributed 1% and 99% of the cash required for such acquisition, respectively, to ICON Cash Flow LLC III. ICON Cash Flow LLC III acquired the aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and L.P. Seven. The lease is a leveraged lease. Profits, losses, excess cash and disposition proceeds are allocated 1% to the Partnership and 99% to L.P. Seven. The General Partner manages and controls the business affairs of both the Partnership and L.P. Seven. As a result of this common control and the Partnership's ability to

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

influence the activities of the joint venture, the Partnership's investment in the joint venture is accounted for under the equity method. Information as to the financial position and results of operations of ICON Cash Flow LLC III at September 30, 1997 is summarized below:


                                                   September 30, 1997

                  Assets                             $   10,345,423
                                                     ==============

                  Liabilities                        $    8,422,480
                                                     ==============

                  Equity                             $    1,922,943
                                                     ==============

                                                    Nine Months Ended
                                                   September 30, 1997

                  Net income                         $      327,474
                                                     ==============

      ICON Receivables 1997-A LLC

      In March 1997 three affiliates of the Partnership, ICON Cash Flow Partners, L.P., Series D ("Series D"), L.P. Six and L.P. Seven (collectively the "1997-A Members"), contributed and assigned equipment lease and finance receivables and residuals with a net book value of $4,874,857, $5,553,962 and $5,465,238, respectively to ICON Receivables 1997-A LLC ("1997-A"), a special purpose entity created for the purpose of originating new leases, managing existing contributed assets and, eventually, securitizing its portfolio. In order to fund the acquisition of new leases, 1997-A obtained a warehouse borrowing facility from Prudential Securities Credit Corporation (the "1997-A Facility"). Borrowings under the 1997-A Facility were based on the present value of the new leases. Outstanding amounts under the 1997-A Facility bore interest equal to Libor plus 1.5%.

      On September 19, 1997 the Partnership and L.P. Six contributed and assigned equipment lease and finance receivables and residuals with a net book value of $15,698,027 and $5,346,909, respectively to 1997-A. The 1997-A Members received a 31.19%, 17.81% 31.03% and 19.97% interest, respectively, in 1997-A based on the present value of their related contributions.

      On September 19, 1997, 1997-A securitized substantially all of its equipment leases and finance receivables and residuals. The net proceeds from the securitization totaled $47,140,183, of which $16,658,877 was used to pay down the 1997-A Facility, and the remaining proceeds, after establishing reserves for expenses, were distributed to the 1997-A Members based on their respective interests. 1997-A became the beneficial owner of a trust. The trustee for the trust is Texas Commerce Bank ("TCB"). In conjunction with this securitization, the portfolio as well as the General Partner's servicing capabilities were rated "AA" by Duff & Phelps and Fitch, both nationally recognized rating

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

agencies. The General Partner, as servicer, is responsible for managing, servicing, reporting on and administering the portfolio. 1997-A remits all monies received from the portfolio to TCB. TCB is responsible for disbursing to the noteholders their respective principal and interest and to 1997-A the excess of cash collected over debt service from the portfolio. The 1997-A Members receive their pro rata share of any excess cash on a monthly basis from 1997-A. The Partnership's share of the proceeds from the securitization totaled $14,625,488. The Partnership accounts for its investment in 1997-A under the equity method of accounting. ThePartnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions thereafter.
      Information as to the financial position and results of operations of 1997-A as of and for the nine months ended September 30, 1997 is summarized below:

                                            September 30, 1997

                 Assets                       $  54,950,026
                                              =============

                 Liabilities                  $  49,150,356
                                              =============

                 Equity                       $   5,799,670
                                              =============

                                             Nine Months Ended
                                            September 30, 1997

                 Net income                   $     677,434
                                              =============

       ICON Receivables 1997-B LLC

      In August 1997 the Partnership, L.P. Six and L.P. Seven (collectively, the "1997-B Members") formed ICON Receivables 1997-B LLC ("1997-B"), for the purpose of originating lease transactions and ultimately securitizing its portfolio. The 1997-B Members contributed $2,250,000 (75.00% interest), $250,000 (8.33%
interest) and $500,000 (16.67% interest), respectively to 1997-B. In order to fund the acquisition of additional leases, 1997-B obtained a warehouse borrowing facility from Prudential Securities Credit Corporation (the "1997-B Facility"). Borrowings under the 1997-B Facility are based on the present value of the new leases, provided that in the aggregate, the amount outstanding cannot exceed $13,000,000. Outstanding amounts under the 1997-B Facility bear interest equal to Libor plus 1.5%. Collections of receivables from leases are used to pay down the 1997-B Facility, however, in the event of a default, all of 1997-B's assets are available to cure such default. The net proceeds from the expected securitization of these assets will be used to pay-off the remaining 1997-B Facility balance and the remaining proceeds will be distributed to the 1997-B Members in accordance with their membership interests. The Partnership's consolidated financial statements include 100% of the assets and liabilities of 1997-B, L.P. Six and L.P. Seven's investment in 1997-B has been reflected as "Minority interest in joint venture."

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

4.    Related Party Transactions

      During the nine months ended September 30, 1997 and 1996, the Partnership paid or accrued to the General Partner management fees of $728,972 and $868,147, respectively, and administrative expense reimbursements of $380,549 and $425,208, respectively, which were charged to operations.

      During the nine months ended September 30, 1997 and 1996, the Partnership paid or accrued to the General Partner acquisition fees of $0 and $76,732, respectively.

      Included in the Partnership's acquisitions for the year ended December 31, 1996 is a financing transaction in the amount of $5,690,161, which represents the financing of free cash resulting from lease rental payments being greater than debt payments on a leveraged lease. The financing is secured by the underlying equipment, a 1983 Airbus A300B4-203 aircraft currently on lease to A.I. Leasing II, Inc. Subsequent to this financing L.P. Six, an affiliate of the Partnership, acquired the residual interest in the leveraged lease and assumed the related outstanding non-recourse debt. In January, 1997 L.P. Six re-financed the free cash portion of the leveraged lease with a third party. As a result of this re-financing, the Partnership received proceeds of $5,792,043 and terminated its interest in the leveraged lease.

      On January 28, 1997, the Partnership lent $7,780,328 to ICON Asset Acquisition LLC I, a joint venture limited liability corporation formed by ICON Cash Flow Partners L.P., Series B (8.93% interest), ICON Cash Flow Partners L.P., Series C (13.39% interest) and L.P. Six (77.68% interest), all affiliates of the Partnership. The note was short term, bore interest at the rate of 8% and was paid in full on August 31, 1997.

      On June 5, 1997, the Partnership lent $3,500,000 to Series D, an affiliate of the Partnership. The loan was in the form of a short-term note, bore interest at the rate of 11% and was repaid, along with $26,370 in accrued interest, on June 30, 1997.

      See Note 3 for a discussion of the Partnership's related party investments in joint ventures.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

      The Partnership's portfolio consisted of a net investment in finance leases, operating leases, financings and equity investment in joint ventures representing 47%, 39%, 12% and 2% of total investments at September 30, 1997, respectively, and 51%, 25%, 24% and less than 1% of total investments at September 30, 1996, respectively.

Results of Operations

Three Months Ended September 30, 1997 and 1996

      For the three months ended September 30, 1997 and 1996, the Partnership leased or financed equipment with an initial cost of $12,243,572 and $8,600,934, respectively, to 0 and 76 lessees or equipment users, respectively.

     Revenues for the three months ended September 30, 1997 were $2,294,596, representing an increase of $101,281 or 5% from 1996. The increase in revenues resulted primarily from an increase in net gain on sales or remarketing of equipment of $436,384 or 141%, an increase in interest income and other of $135,917 or 134% and an increase in rental income of $71,251 or 11% from 1996. These increases were partially offset by a decrease in finance income of $447,180 or 40% and a decrease in income from equity investment in joint venture of $95,091. The increase in net gain on sales or remarketing of equipment was due to an increase in the number of leases maturing and the underlying equipment being sold or remarketed, for which the proceeds received were in excess of the remaining carrying value of the equipment. Interest income and other increased due to an increase in the average cash balance from 1996 to 1997. Rental income increased due to an increase in the average size of the operating portfolio from 1996 to 1997. Finance income decreased due to a decrease in the average size of the finance portfolio from 1996 to 1997. The decrease in income from equity investment in joint venture resulted from a decrease in the average size of the portfolio under investment.

      Expenses for the three months ended September 30, 1997 were $1,358,741, representing a decrease of $574,910 or 30% from 1996. The decrease in expenses resulted primarily from a decrease in provision for bad debts of $200,000 or 100%, a decrease in amortization of initial direct costs of $196,959 or 67%, a decrease in depreciation expense of $160,333 or 60%, a decrease in general and administrative expense of $85,837 or 69% and a decrease in management fees of $6,773 or 3% from 1996. These decreases were partially offset by an increase in interest expense of $63,552 or 10%, an increase in minority interest in joint venture of $9,608 and an increase in administrative fees of $1,832 or 1% from 1996. As a result of an analysis of delinquency, an assessment of overall risk and a review of historical loss experience it was determined that no provision for bad debts was required for the nine months ended September 30, 1997. Amortization of initial direct costs, general and administrative expense and management fees decreased due to a decrease in the average size of the portfolio from 1996 to 1997. Depreciation expense decreased due to the Partnership's reduced investment in operating leases. The increase in income from equity investment in joint venture resulted from an increase in the average size of the portfolio under investment. Interest expense increased due to an increase in the average debt outstanding from 1996 to 1997.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

      Net income for the three months ended September 30, 1997 and 1996 was $935,855 and $259,664, respectively. The net income per weighted average limited partnership unit was $1.52 and $.42 for 1997 and 1996, respectively.

Nine Months Ended September 30, 1997 and 1996

      For the nine months ended September 30, 1997 and 1996, the Partnership leased or financed equipment with an initial cost of $29,316,817 and $13,280,357, respectively, to 54 and 150 lessees or equipment users, respectively. The weighted average initial transaction term relating to these transactions was 51 and 53 months.

      Revenues for the nine months ended September 30, 1997 were $5,916,068, representing a decrease of $1,931,331 or 25% from 1996. The decrease in revenues resulted primarily from a decrease in net gain on sales or remarketing of equipment of $822,415 or 43%, a decrease in finance income of $647,917 or 19%, a decrease in rental income of $605,942 or 30%, a decrease in income from leveraged leases of $200,517 or 100% and a decrease in equity investment in joint venture of $93,666 from 1996. These decreases were partially offset by an increase in interest income and other of $439,126 or 135%. Net gain on sales or remarketing of equipment decreased in comparison to the prior year gain of $997,606, which resulted from the Partnership's sale of its investment in leveraged leases at that time. Finance income and income from leveraged leases decreased due to a decrease in the average size of the finance and leveraged lease portfolios from 1996 to 1997. Rental income decreased due to the Partnership's reduced investment in operating leases. The decrease in income from equity investment in joint venture resulted from a decrease in the average size of the portfolio under investment. Interest income and other increased due to an increase in the average cash balance from 1996 to 1997.

      Expenses for the nine months ended September 30, 1997 were $4,116,687, representing a decrease of $1,708,257 or 29% from 1996. The decrease in expenses resulted primarily from a decrease in depreciation expense of $425,761 or 53%, a decrease in provision for bad debts of $400,000 or 100%, a decrease in amortization of initial direct costs of $350,794 or 45%, a decrease in interest expense of $309,612 or 14%, a decrease in management fees of $139,175 or 16%, a decrease in general and administrative expense of $46,963 or 13% and a decrease in administrative expense reimbursements of $44,659 or 11% from 1996. These decreases were partially offset by an increase in minority interest in joint venture of $8,707. Depreciation expense decreased due to the Partnership's reduced investment in operating leases. As a result of an analysis of delinquency, an assessment of overall risk and a review of historical loss experience, it was determined that no provision for bad debts was required for the nine months ended September 30, 1997. Amortization of initial direct costs, management fees, general and administrative expense and administrative expense reimbursements decreased due to a decrease in the average size of the portfolio from 1996 to 1997. Interest expense decreased due to a decrease in the average debt outstanding from 1996 to 1997. The increase in income from minority interest in joint venture resulted from an increase in the average size of the portfolio under investment.

      Net income for the nine months ended September 30, 1997 and 1996 was $1,798,187 and $2,022,455, respectively. The net income per weighted average limited partnership unit was $2.92 and $3.28 for 1997 and 1996, respectively.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

Liquidity and Capital Resources

      The Partnership's primary sources of funds for the nine months ended September 30, 1997 and 1996 were net cash provided by operations of $22,792,332 and $11,268,352, respectively, proceeds from sales of equipment of $14,802,451 and $9,667,369, respectively, proceeds from the revolving credit facility of $4,400,000 and $8,780,000, respectively, and proceeds from the warehouse line of credit of $2,684,035 in 1997. These funds were used to purchase equipment, fund cash distributions and make payments on borrowings. The Partnership intends to continue to purchase additional equipment and to fund cash distributions utilizing cash provided by operations and proceeds from sales of equipment.

      Cash distributions to limited partners for the nine months ended September 30, 1997 and 1996, which were paid monthly, totaled $5,826,343 and $5,828,554, respectively, of which $1,781,387 and $2,002,230 was investment income and $4,044,956 and $3,826,324 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners was 12.75% for 1997 and 1996, of which 3.90% and 4.38% was investment income and 8.85% and 8.37% was a return of capital, respectively, calculated as a percentage of each partner's initial capital contribution. The limited partner distribution per weighted average unit outstanding for the nine months ended September 30, 1997 and 1996 was $9.56, of which $2.92 and $3.28 was investment income and $6.64 and $6.28 was a return of capital, respectively.


      In March 1997 three affiliates of the Partnership, ICON Cash Flow Partners, L.P., Series D ("Series D"), L.P. Six and L.P. Seven (collectively the "1997-A Members"), contributed and assigned equipment lease and finance receivables and residuals with a net book value of $4,874,857, $5,553,962 and $5,465,238, respectively to ICON Receivables 1997-A LLC ("1997-A"), a special purpose entity created for the purpose of originating new leases, managing existing contributed assets and, eventually, securitizing its portfolio. In order to fund the acquisition of new leases, 1997-A obtained a warehouse borrowing facility from Prudential Securities Credit Corporation (the "1997-A Facility"). Borrowings under the 1997-A Facility were based on the present value of the new leases. Outstanding amounts under the 1997-A Facility bore interest equal to Libor plus 1.5%.

      On September 19, 1997 the Partnership and L.P. Six contributed and assigned equipment lease and finance receivables and residuals with a net book value of $15,698,027 and $5,346,909, respectively to 1997-A. The 1997-A Members received a 31.19%, 17.81% 31.03% and 19.97% interest, respectively, in 1997-A based on the present value of their related contributions.

On September 19, 1997, 1997-A securitized substantially all of its equipment leases and finance receivables and residuals. The net proceeds from the securitization totaled $47,140,183, of which $16,658,877 was used to pay down the 1997-A Facility, and the remaining proceeds, after establishing reserves for expenses, were distributed to the 1997-A Members based on their respective interests. 1997-A became the beneficial owner of a trust. The trustee for the trust is Texas Commerce Bank ("TCB"). In conjunction with this securitization, the portfolio as well as the General Partner's servicing capabilities were rated "AA" by Duff & Phelps and Fitch, both nationally recognized rating agencies. The General Partner, as servicer, is responsible for managing, servicing, reporting on and administering the portfolio. 1997-A remits all monies received from the portfolio to TCB. TCB is

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

responsible for disbursing to the noteholders their respective principal and interest and to 1997-A the excess of cash collected over debt service from the portfolio. The Partnership's share of the proceeds from the securitization totaled $14,625,488. The Partnership accounts for its investment in 1997-A under the equity method of accounting. The 1997-A Members receive their pro rata share of any excess cash on a monthly basis from 1997-A. The Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions thereafter.

      In August 1997 the Partnership, L.P. Six and L.P. Seven (collectively, the "1997-B Members") formed ICON Receivables 1997-B LLC ("1997-B"), for the purpose of originating lease transactions and ultimately securitizing its portfolio. The 1997-B Members contributed $2,250,000 (75.00% interest), $250,000 (8.33%
interest) and $500,000 (16.67% interest), respectively to 1997-B. In order to fund the acquisition of additional leases, 1997-B obtained a warehouse borrowing facility from Prudential Securities Credit Corporation (the "1997-B Facility"). Borrowings under the 1997-B Facility are based on the present value of the new leases, provided that in the aggregate, the amount outstanding cannot exceed $13,000,000. Outstanding amounts under the 1997-B Facility bear interest equal to Libor plus 1.5%. Collections of receivables from leases are used to pay down the 1997-B Facility, however, in the event of a default, all of 1997-B's assets are available to cure such default. The net proceeds from the expected securitization of these assets will be used to pay-off the remaining 1997-B Facility balance and the remaining proceeds will be distributed to the 1997-B Members in accordance with their membership interests. The Partnership's consolidated financial statements include 100% of the assets and liabilities of 1997-B, L.P. Six and L.P. Seven's investment in 1997-B has been reflected as "Minority interest in joint venture."

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

      On January 28, 1997, the Partnership lent $7,780,328 to ICON Asset Acquisition, a joint venture limited liability corporation formed by ICON Cash Flow Partners L.P., Series B (8.93% interest), ICON Cash Flow Partners L.P., Series C (13.39% interest) and ICON Cash Flow Partners L.P. Six (77.68% interest), all affiliates of the Partnership. The note was short term, bore interest at the rate of 8%, (the Partnership's approximate cost of funds) and was paid in full on September 19, 1997.

      On June 5, 1997, the Partnership lent $3,500,000 to Series D, a affiliate of the Partnership. The loan was in the form of a short-term note, bore interest at the rate of 11% and was paid in full on June 30, 1997.

      As of September 30, 1997, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by the Partnership during the quarter ended September 30, 1997.

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

                                   ICON Cash Flow Partners, L.P., Series E
                                   File No. 33-44413 (Registrant)
                                   By its General Partner,
                                   ICON Capital Corp.




November 14, 1997                  /s/ Gary N. Silverhardt
-----------------                  ---------------------------------------------
         Date                      Gary N. Silverhardt
                                   Chief Financial Officer
                                  (Principal financial and account officer of
                                   the General Partner of the Registrant)