Form 10-K
period 1997-12-31
ICON CASH FLOW PARTNERS L P SERIES E
filed 1998-03-31
CIK 881788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended                       December 31, 1997
                          ------------------------------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the transition period from                         to
                               -----------------------    ----------------------

Commission File Number                               33-44413
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

              600 Mamaroneck Avenue, Harrison, New York 10528-1632
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code          (914) 698-0600
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:     None

Title of each class                    Name of each exchange on which registered

------------------------------------   -----------------------------------------

------------------------------------   -----------------------------------------



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

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 1997

                                TABLE OF CONTENTS

Item                                                                   Page

PART I

1.   Business                                                           3-5

2.   Properties                                                           6

3.   Legal Proceedings                                                    6

4.   Submission of Matters to a Vote of Security Holders                  6

PART II

5.   Market for the Registrant's Securities and Related
     Security Holder Matters                                              6

6.   Selected Consolidated Financial and Operating Data                   7

7.   General Partner's Discussion and Analysis of Financial
     Condition and Results of Operations                               8-12

8.   Consolidated Financial Statements and Supplementary Data         13-36

9.   Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                                 37

PART III

10.  Directors and Executive Officers of the Registrant's
     General Partner                                                  37-38

11.  Executive Compensation                                              39

12.  Security Ownership of Certain Beneficial Owners
     and Management                                                      39

13.  Certain Relationships and Related Transactions                      40

PART IV

14.  Exhibits, Reports and Amendments                                    40

SIGNATURES                                                               41

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 1997

PART I

Item 1.  Business

General Development of Business

     ICON Cash Flow Partners, L.P., Series E (the "Partnership") was formed in November 1991 as a Delaware limited partnership. The Partnership commenced business operations on its initial closing date, July 6, 1992, with the admission of 13,574.17 limited partnership units. Between July 7, 1992 and December 31, 1992, 236,021.97 additional units were admitted and from January 1, 1993 to July 31, 1993 (the final closing date), 360,815.37 additional units were admitted bringing the final admission to 610,411.51 units totaling $61,041,151 in capital contributions. During 1994 the Partnership redeemed 728 limited partnership units, during 1995 the Partnership redeemed 45 limited partnership units, during 1996 the Partnership redeemed 193 limited partnership units and during 1997 the Partnership redeemed 1,000 units, leaving 608,445.51 units outstanding at December 31, 1997. The sole general partner is ICON Capital Corp. (the "General Partner").

     The Partnership's Reinvestment Period will end on July 31, 1998. The Disposition Period will begin on August 1, 1998 and is expected to continue through February 1, 2001. During the Disposition Period the Partnership will distribute substantially all distributable cash from operations and sales to the partners and begin the orderly termination of its operations and affairs. The Partnership will not reinvest in any leased equipment during the Disposition Period.

Narrative Description of Business

     The Partnership is an equipment leasing income fund. The principal investment objective of the Partnership is to obtain the maximum economic return from its investments for the benefit of its limited partners. To achieve this objective, the Partnership has and intends to continue to: (1) acquire a diversified portfolio of short-term, high-yield investments; (2) make monthly cash distributions to its limited partners from cash from operations, commencing with each limited partner's admission to the Partnership, continuing through the Reinvestment Period, which period will end no later than July 31, 1998; (3) re-invest substantially all undistributed cash from operations and cash from sales in additional equipment and financing transactions during the Reinvestment Period; and (4) sell the Partnership's investments and distribute the cash from sales of such investments to its limited partners within five to seven and one-half years of the final closing date. In addition to acquiring equipment and entering into leases, the Partnership also (1) acquires equipment already subject to leases originated by affiliates and non-affiliated lessors and (2) enters into financing transactions, which are (i) secured by the equipment financed and lease revenues therefrom (if any) and additional collateral as deemed necessary by the credit review committee of the General Partner and (ii) evidenced by the irrevocable obligation of the lessees.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 1997

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

Lease and Financing Transactions

     For the years ended December 31, 1997 and 1996, the Partnership purchased and leased or financed $23,112,295 and $20,226,129 of equipment, respectively, with a weighted average initial transaction term of 55 and 48 months, respectively, and invested $16,287,305 and $15,955 in joint ventures in 1997 and 1996, respectively. Included in the summary of equipment cost by category below is 100% of the equipment cost acquired by two joint ventures in which the Partnership has a 99% and 75% interest. The Partnership accounts for these investments by consolidating 100% of the assets and liabilities of the joint ventures and reflecting, as a liability, the related minority interests. At December 31, 1997, the weighted average initial transaction term of the portfolio was 27 months. A summary of the portfolio equipment cost by category held at December 31, 1997 and 1996 is as follows:

                                  December 31, 1997            December 31, 1996
                             -------------------------     -------------------------
Category                          Cost         Percent          Cost         Percent

Manufacturing & production   $ 20,968,594       26.0%      $ 25,574,377       20.9%
Aircraft .................     18,756,214       23.2         27,164,297       22.1
Retail Systems ...........     11,084,351       13.7         13,299,247       10.8
Computer systems .........      8,286,038       10.2         10,271,332        8.4
Restaurant equipment .....      6,319,444        7.8         11,013,259        9.0
Telecommunications .......      4,647,599        5.7          9,299,933        7.6
Furniture and fixtures ...      4,501,588        5.5         13,803,478       11.3
Material handling ........      1,682,510        2.0          4,457,982        3.6
Medical ..................        961,641        1.1          3,089,824        2.5
Printing .................        775,189         .9            595,404         .5
Video Production .........        664,216         .8            622,702         .5
Mining equipment .........        558,796         .7            209,052         .2
Automotive ...............        521,190         .6          1,124,410         .9
Construction .............        461,084         .6            286,762         .2
Audio ....................        450,567         .6            487,212         .4
Copiers ..................        119,895         .1            159,043         .1
Office equipment .........         36,250         .1            474,197         .4
Miscellaneous ............        277,284         .4            670,867         .6
                             ------------      -----       ------------      -----
                             $ 81,072,450      100.0%      $122,603,378      100.0%
                             ============      =====       ============      =====

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 1997

     The Partnership has one lease which individually represents greater than 10% of the total portfolio equipment cost at December 31, 1997 and 1996. The lease is for a 1988 MD-83 passenger airplane. The aircraft is currently on lease with Aerovias de Mexico, S.A. de C.V. ("Aero Mexico") and the purchase price represents 22.4% of the total portfolio cost at December 31, 1997. The aircraft was previously on lease with Alaska Airlines, Inc. and the purchase price represented 16.9% of the total portfolio cost at December 31, 1996.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 1997

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

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.

PART II

Item 5.  Market for the  Registrant's  Securities  and Related  Security  Holder
Matters

     The Partnership's limited partnership interests are not publicly traded nor is there currently a market for the Partnership's limited partnership interests. It is unlikely that any such market will develop.

                                         Number of Equity Security Holders
           Title of Class                        as of December 31,
           --------------                ---------------------------------
                                              1997                1996
                                              ----                ----

           Limited partners                  3,748               3,746
           General Partner                       1                   1

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 1997

Item 6.  Selected Consolidated Financial and Operating Data

                                                     Years Ended December 31,
                             --------------------------------------------------------------------

                                 1997          1996         1995          1994          1993
                                 ----          ----         ----          ----          ----

Total revenues ...........   $ 7,611,293   $ 9,849,216   $12,180,865   $11,574,281   $10,234,651
                             ===========   ===========   ===========   ===========   ===========

Net income $ .............   $ 2,368,585   $ 2,243,883   $ 1,585,802   $ 1,527,095   $ 1,499,573
                             ===========   ===========   ===========   ===========   ===========

Net income allocable
  to limited partners ....   $ 2,344,899   $ 2,221,444   $ 1,569,944   $ 1,511,824   $ 1,484,577
                             ===========   ===========   ===========   ===========   ===========

Net income allocable
  to the General Partner .   $    23,686   $    22,439   $    15,858   $    15,271   $    14,996
                             ===========   ===========   ===========   ===========   ===========

Weighted average
  limited partnership
  units outstanding ......       609,211       609,503       609,650       610,080       489,966
                             ===========   ===========   ===========   ===========   ===========

Net income per
  weighted average limited
  partnership unit .......   $      3.85   $      3.64   $      2.58   $      2.48   $      3.03
                             ===========   ===========   ===========   ===========   ===========

Distributions to
  limited partners .......   $ 7,768,316   $ 7,771,164   $ 7,773,082   $ 8,390,043   $ 5,796,799
                             ===========   ===========   ===========   ===========   ===========

Distributions to the
  General Partner ........   $    78,468   $    78,496   $    78,512   $    78,582   $    58,637
                             ===========   ===========   ===========   ===========   ===========

                                             Years Ended December 31,
                   -------------------------------------------------------------------------

                        1997          1996           1995           1994            1993
                        ----          ----           ----           ----            ----

Total assets ...   $ 66,917,017   $ 77,934,170   $ 95,508,881   $116,090,367   $106,951,054
                   ============   ============   ============   ============   ============

Partners' equity   $ 23,689,694   $ 29,192,964   $ 34,807,701   $ 41,075,863   $ 48,065,883
                   ============   ============   ============   ============   ============

     The  above  selected   consolidated   financial  data  should  be  read  in
conjunction with the consolidated financial statements and related notes appearing elsewhere in this report.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 1997

Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

      The Partnership's portfolio consisted of a net investment in finance leases, operating leases, financings and equity investment in joint ventures representing 46%, 31%, 20% and 3% of total investments at December 31, 1997, respectively, and 50%, 24%, 26% and less than 1% of total investments at December 31, 1996, respectively.

Results of Operations

Years Ended December 31, 1997 and 1996

      For the years ended December 31, 1997 and 1996, the Partnership purchased and leased or financed equipment with an initial cost of $23,112,295 and $20,226,129, respectively, to 447 and 157 lessees or equipment users, respectively.

Revenues for the year ended December 31, 1997 were $7,611,293, representing a decrease of $2,237,923 or 23% from 1996. The decrease in revenues resulted primarily from a decrease in finance income of $1,227,017 or 27%, a decrease in net gain on sales or remarketing of equipment of $732,621 or 38%, a decrease in rental income of $697,397 or 26% and a decrease in leveraged leases of $200,517 or 100% from 1996. These decreases were partially offset by an increase in interest income and other of $518,440 or 125% and an increase in income from equity investment in joint ventures of $101,189. The overall decrease in finance income resulted from a decrease in the average size of the finance lease portfolio from 1996 to 1997. The decrease in net gain on sales or remarketing was due to a decrease in the number of leases maturing and the underlying equipment being sold or remarketed for which the proceeds received were in excess of the remaining carrying value. Rental income decreased from 1996 to 1997 due to reduced rentals as a result of the Partnerships' remarketing of aircraft formerly on lease to Alaska Airlines, Inc. The new lease is with Aerovias de Mexico, S.A. de C.V. ("Aero Mexico"). The decrease in leverage leases was due to the sale of all of the underlying equipment relating to the Partnership's investment in leverage leases during 1996. Interest income increased due to the Partnership's 1997 short-term loans to ICON Asset Acquisition and to ICON Cash Flow Partners, L.P., Series D resulting in increased interest income (See Note 9 Related Party Transaction for a discussion of these notes). Income from equity investment in joint ventures increased as a direct result of the Partnership's September 1997 contribution to ICON Receivables 1997-A LLC. This contribution consisted of equipment lease and finance receivables, residuals and cash totaling $16,287,305.

      Expenses for the year ended December 31, 1997 were $5,242,708, representing a decrease of $2,362,625 or 31% from 1996. The decrease in expenses resulted primarily from a decrease in provision for bad debts of $400,000 or 100%, a decrease in amortization of initial direct costs of $426,340 or 48%, a decrease in depreciation expense of $586,092 or 55%, a decrease in general and administrative expense of $237,588 or 39%, a decrease in management fees of $200,608 or 18%, a decrease in interest expense of $486,489 or 16% and a decrease in administrative expense reimbursements of $76,854 or 14%. These decreases were partially offset by an increase in minority interest in joint venture of $51,346 from 1996. As a result of an analysis of delinquency, an assessment of overall risk and a review of historical loss experience it was determined that no provision for bad debts was required for the twelve months ended December 31, 1997.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 1997

Amortization of initial direct costs, general and administrative expense, administrative expense reimbursement and management fees decreased due to a decrease in the average size of the portfolio from 1996 to 1997. Depreciation expense decreased due to the Partnership's reduced investment in operating leases. Interest expense decreased due to a decrease in the average debt outstanding from 1996 to 1997. The increase in minority interest in joint venture resulted from the Partnership's August 1997 investment in a joint venture.

      Net income for the years ended December 31, 1997 and 1996 was $2,368,585 and $2,243,883, respectively. The net income per weighted average limited partnership unit was $3.85 and $3.64 for 1997 and 1996, respectively.

Results of Operations for the Years Ended December 31, 1996 and 1995

         Revenues for the year ended December 31, 1996 were $9,849,216, representing a decrease of $2,331,649 or 19% from 1995. The decrease in revenues was primarily attributable to a decrease in income from leveraged leases, of $2,404,244 or 92%, a decrease in finance income of $244,575 or 5% and a decrease in interest income and other of $15,474 or 4% from 1995. The decrease in these revenues was partially offset by an increase in net gain on sales or remarketing of equipment of $331,649 or 21% from 1995. Income from leveraged leases decreased due to the sale of all of the underlying equipment relating to the Partnership's investment in leveraged leases. The overall decrease in finance income resulted from a decrease in the average size of the finance lease portfolio from 1995 to 1996. Interest income and other decreased due to a decrease in the average cash balance from 1995 to 1996. Net gain on sales or remarketing of equipment increased primarily as the result of the Partnership selling its investment in leveraged leases. The underlying equipment, which consisted of towboats and barges was sold for a net gain of $997,606.

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

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 1997

Liquidity and Capital Resources

     The Partnership's primary sources of funds in 1997, 1996 and 1995 were net cash provided by operations of $21,638,350, $13,210,339 and $8,768,414, respectively, proceeds from sales of equipment of $15,313,194, $10,358,637 and $7,419,261, respectively, and proceeds from a recourse debt of $20,765,451 in 1997 and proceeds from a revolving credit facility of $13,780,000 in 1996. These funds were used to purchase equipment, to fund cash distributions and to make payments on borrowings. The Partnership intends to continue to purchase additional equipment through the end of the Reinvestment Period and to fund cash distributions utilizing cash provided by operations and proceeds from expected sales of equipment.

      In March 1997 three affiliates of the Partnership, ICON Cash Flow Partners, L.P., Series D ("Series D"), L.P. Six and L.P. Seven (collectively the "1997-A Members"), contributed and assigned equipment lease and finance receivables and residuals with a net book value of $4,805,767, $5,304,010 and $5,391,216 and cash of $125,000, $300,000 and $275,000, respectively to ICON
Receivables 1997-A L.L.C. ("1997-A"), a special purpose entity created for the purpose of originating new leases, managing existing contributed assets and, eventually, securitizing its portfolio. In order to fund the acquisition of new leases, 1997-A obtained a warehouse borrowing facility from Prudential Securities Credit Corporation (the "1997-A Facility"). Borrowings under the 1997-A Facility were based on the present value of the new leases. Outstanding amounts under the 1997-A Facility bore interest equal to Libor plus 1.5%.

      On September 19, 1997 the Partnership, L.P. Six and L.P. Seven contributed and assigned equipment lease and finance receivables and residuals with a net book value of $15,547,305, $5,225,794 and $0 and cash of $740,000, $300,000 and
$484,244, respectively to 1997-A. The 1997-A Members received a 31.19%, 17.81% 31.03% and 19.97% interest, respectively, in 1997-A based on the present value of their related contributions.

      On September 19, 1997, 1997-A securitized substantially all of its equipment leases and finance receivables and residuals. The net proceeds from the securitization totaled $47,140,183, of which $16,658,877 was used to pay down the 1997-A Facility, and the remaining proceeds, after establishing reserves for expenses, were distributed to the 1997-A Members based on their respective interests. The Partnership's share of the proceeds from the securitization, after paying off the revolving credit facility, totaled $14,625,488. 1997-A became the beneficial owner of a trust. The trustee for the trust is Texas Commerce Bank ("TCB"). In conjunction with this securitization, the portfolio as well as the General Partner's servicing capabilities were rated "AA" by Duff & Phelps and Fitch, both nationally recognized rating agencies. The General Partner, as servicer, is responsible for managing, servicing, reporting on and administering the portfolio. 1997-A remits all monies received from the portfolio to TCB. TCB is responsible for disbursing to the noteholders their respective principal and interest and to 1997-A the excess of cash collected over debt service from the portfolio. The 1997-A Members receive their pro rata share of any excess cash on a monthly basis from 1997-A. The Partnership accounts for its investment in 1997-A under the equity method of accounting. The Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions thereafter.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 1997

      In August 1997 the Partnership, L.P. Six and L.P. Seven (collectively, the "1997-B Members") formed ICON Receivables 1997-B L.L.C. ("1997-B"), for the purpose of originating lease transactions and ultimately securitizing its portfolio. The 1997-B Members contributed $2,250,000 (75.00% interest), $250,000 (8.33% interest) and $500,000 (16.67% interest), respectively to 1997-B. In order to fund the acquisition of additional leases, 1997-B obtained a warehouse borrowing facility from Prudential Securities Credit Corporation (the "1997-B Warehouse Facility"). Borrowings under the 1997-B Warehouse Facility are based on the present value of the new leases. Outstanding amounts under the 1997-B Warehouse Facility bear interest equal to Libor plus 1.5%. Collections of receivables from leases are used to pay down the 1997-B Warehouse Facility, however, in the event of a default, all of 1997-B's assets are available to cure such default. The net proceeds from the expected securitization of these assets will be used to pay-off the remaining 1997-B Warehouse Facility balance and the remaining proceeds will be distributed to the 1997-B Members in accordance with their membership interests. After securitization, the 1997-B Members may receive, in accordance with their membership interests, additional proceeds if 1997-B generates excess cash (cash after payment of debt and expenses).

     The Partnership had notes payable at December 31, 1997 and 1996 of $41,272,934 and $47,168,921, respectively, as a result of borrowings secured by equipment. These amounts consisted of $21,575,994 and $29,300,493 in non-recourse notes which are being paid directly to the lenders by the lessees, respectively, and $3,596,070 and $4,868,428 in non-recourse residual value notes, respectively, which will be paid to the extent proceeds are available in excess of the Partnership's estimated unguaranteed residuals and $16,100,870 outstanding under the 1997-B Warehouse Facility at December 31, 1997.

     The Partnership entered into a revolving credit agreement (the "Facility") in December 1995. The Facility was amended in 1996 and again in 1997. The maximum amount available under the Facility was $25,000,000 and at December 31, 1996 the Partnership had $13,000,000 outstanding. In September 1997 the Partnership paid the outstanding balance and terminated the agreement.

     On December 31, 1996, the Partnership and an affiliate, ICON Cash Flow Partners, L.P. Seven ("L.P. Seven"), formed ICON Cash Flow Partners L.L.C. III ("ICON Cash Flow LLC III"), for the purpose of acquiring and managing an aircraft currently on lease to Continental Airlines, Inc. The aircraft is a 1976 McDonnell Douglas DC-10-30 and cost $10,905,228. The lease is a leveraged lease and the lease term expires in April 2003. Profits, losses, excess cash and disposition proceeds are allocated 1% to the Partnership and 99% to L.P. Seven. The Partnership's investment in ICON Cash Flow LLC III has been reflected as "Equity investment in joint venture."

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 1997

     On January 28, 1997, the Partnership lent $7,780,328 to ICON Asset Acquisition L.L.C. I, a joint venture limited liability corporation formed by ICON Cash Flow Partners L.P., Series B (8.93% interest), ICON Cash Flow Partners L.P., Series C (13.39% interest) and ICON Cash Flow Partners L.P. Six (77.68% interest), all affiliates of the Partnership. The note was short term, bore interest at the rate of 11% and was paid in full on August 31, 1997. The interest rate charged on the loan approximated market rates at that time.

     On June 5, 1997, the Partnership lent $3,500,000 to ICON Cash Flow Partners, L.P., Series D, an affiliate of the Partnership. The loan was in the form of a short-term note, bore interest at the rate of 11% and was repaid, along with $26,370 in accrued interest, on June 30, 1997. The interest rate charged on the loan approximated market rates at that time.

     Cash distributions to the limited partners for the years ended December 31, 1997, 1996 and 1995, which were paid monthly, totaled $7,768,316, $7,771,164 and
$7,773,082,  respectively  of which  $2,344,899,  $2,221,444  and $1,569,944 was investment income and $5,423,417, $5,549,720, and $6,203,138 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners for the years ended December 31, 1997, 1996 and 1995 was 12.75%, of which 3.85%, 3.64% and 2.58% was investment income and 8.90%, 9.11%, and 10.17%
was a return of capital, respectively, calculated as a percentage of each partners' initial capital contribution. The limited partner distribution per weighted average unit outstanding for the years ended December 31, 1997, 1996 and 1995 was $12.75, of which $3.85, $3.64 and $2.58 was investment income and $8.90, $9.11 and $10.17 was a return of capital, respectively.

     As of December 31, 1997, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. During the Reinvestment Period, as cash is realized from operations, sales of equipment, and borrowings, the Partnership will continue to invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 1997

Item 8.  Consolidated Financial Statements and Supplementary Data

                   Index to Consolidated Financial Statements
                                                                     Page Number

Independent Auditors' Report                                               15

Consolidated Balance Sheets as of December 31, 1997 and 1996            16-17

Consolidated Statements of Operations for the Years Ended
  December 31, 1997, 1996 and 1995                                         18

Consolidated Statements of Changes in Partners' Equity for the
  Years Ended December 31, 1997, 1996 and 1995                             19

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1997, 1996 and 1995                                      20-22

Notes to Consolidated Financial Statements                              23-36

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                        Consolidated Financial Statements

                                December 31, 1997

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT




The Partners
ICON Cash Flow Partners, L.P., Series E:

We have audited the accompanying consolidated balance sheets of ICON Cash Flow Partners, L.P., Series E (a Delaware limited partnership) as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in partners' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICON Cash Flow Partners, L.P., Series E as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                               /s/ KPMG Peat Marwick LLP
                                               ---------------------------------
                                               KPMG Peat Marwick LLP





March 27, 1998
New York, New York

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheets

                                  December 31,

                                                 1997           1996
                                                 ----           ----

       Assets

Cash ....................................   $  9,460,337    $  1,203,626
                                            ------------    ------------

Investment in finance leases
   Minimum rents receivable .............     21,979,203      31,294,210
   Estimated unguaranteed residual values      7,380,296      11,769,952
   Initial direct costs .................        225,158         498,927
   Unearned income ......................     (3,811,419)     (4,515,040)
   Allowance for doubtful accounts ......       (553,114)       (844,709)
                                            ------------    ------------
                                              25,220,124      38,203,340

Investment in operating leases
   Equipment at cost ....................     20,707,984      20,771,628
   Accumulated depreciation .............     (2,864,469)     (2,388,850)
   Initial direct costs .................           --            81,600
                                            ------------    ------------
                                              17,843,515      18,464,378

Investment in financings
   Receivables due in installments ......     13,732,305      23,708,131
   Initial direct costs .................          1,117         136,330
   Unearned income ......................     (2,563,681)     (3,699,855)
   Allowance for doubtful accounts ......       (102,532)       (263,231)
                                            ------------    ------------
                                              11,067,209      19,881,375

Equity investment in joint ventures .....      1,612,915          57,290
                                            ------------    ------------

Accounts receivable from affiliates, net           7,104            --

Other assets ............................      1,705,813         124,161
                                            ------------    ------------

Total assets ............................   $ 66,917,017    $ 77,934,170
                                            ============    ============




                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (continued)

                                   (unaudited)

                                                                   1997            1996
                                                                   ----            ----

       Liabilities and Partners' Equity

Notes payable - non-recourse ..............................   $ 25,172,064    $ 34,168,921
Note payable - warehouse facility .........................     16,100,870            --
Minority interest in joint venture ........................        854,129          45,724
Accounts payable - other ..................................        424,848         461,109
Security deposits and deferred credits ....................        675,412         887,257
Note payable - revolving credit facility ..................           --        13,000,000
Accounts payable to General Partner .......................           --           106,642
Accounts payable - equipment ..............................           --            71,553
                                                              ------------    ------------
                                                                43,227,323      48,741,206
Commitments and Contingencies

Partners' equity (deficiency)
   General Partner ........................................       (283,244)       (228,462)
   Limited partners (608,446 and 609,446 units outstanding,
     $100 per unit original issue price in 1997 and 1996,
     respectively) ........................................     23,972,938      29,421,426
                                                              ------------    ------------

Total partners' equity ....................................     23,689,694      29,192,964
                                                              ------------    ------------

Total liabilities and partners' equity ....................   $ 66,917,017    $ 77,934,170
                                                              ============    ============















See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                        For the Years Ended December 31,


                                                          1997         1996          1995
                                                          ----         ----          ----
Revenues

   Finance income ................................   $ 3,350,289   $ 4,577,306   $ 4,821,881
   Rental income .................................     2,011,375     2,708,772     2,708,772
   Net gain on sales or remarketing
     of equipment ................................     1,209,420     1,942,041     1,610,392
   Interest income and other .....................       933,130       414,690       430,164
   Income from equity investment in joint ventures       107,079         5,890         4,895
   Income from leveraged leases, net .............          --         200,517     2,604,761
                                                     -----------   -----------   -----------

   Total revenues ................................     7,611,293     9,849,216    12,180,865
                                                     -----------   -----------   -----------

Expenses

   Interest ......................................     2,471,045     2,957,534     4,377,702
   Management fees - General Partner .............       919,728     1,120,336     1,596,569
   Administrative expense reimbursements
     - General Partner ...........................       486,253       563,107       784,775
   Depreciation ..................................       475,619     1,061,711     1,061,712
   Amortization of initial direct costs ..........       461,620       887,960     1,530,505
   General and administrative ....................       370,705       608,293       638,362
   Minority interest in joint ventures ...........        57,738         6,392         5,438
   Provision for bad debts .......................          --         400,000       600,000
                                                     -----------   -----------   -----------

   Total expenses ................................     5,242,708     7,605,333    10,595,063
                                                     -----------   -----------   -----------

Net income .......................................   $ 2,368,585   $ 2,243,883   $ 1,585,802
                                                     ===========   ===========   ===========

Net income allocable to:
   Limited partners ..............................   $ 2,344,899   $ 2,221,444   $ 1,569,944
   General Partner ...............................        23,686        22,439        15,858
                                                     -----------   -----------   -----------

                                                     $ 2,368,585   $ 2,243,883   $ 1,585,802
                                                     ===========   ===========   ===========

Weighted average number of limited
   partnership units outstanding .................       609,211       609,503       609,650
                                                     ===========   ===========   ===========

Net income per weighted average
   limited partnership unit ......................   $      3.85   $      3.64   $      2.58
                                                     ===========   ===========   ===========

See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

              For the Years Ended December 31, 1997, 1996 and 1995

                             Limited Partner Distributions

                                Return of     Investment          Limited      General
                                 Capital        Income           Partners      Partner       Total
                              (Per weighted average unit)

Balance at
   December 31, 1994                                          $41,185,614    $(109,751)   $41,075,863

Cash distributions

   to partners                 $   10.17     $    2.58         (7,773,082)     (78,512)    (7,851,594)

Limited partnership
   units redeemed
   (45 units)                                                      (2,370)        -            (2,370)

Net income                                                      1,569,944       15,858      1,585,802
                                                              -----------    ---------    -----------

Balance at
   December 31, 1995                                           34,980,106     (172,405)    34,807,701

Cash distribution
   to partners                 $    9.11     $    3.64         (7,771,164)     (78,496)    (7,849,660)

Limited partnership
   units redeemed
   (193 units)                                                     (8,960)         -           (8,960)

Net income                                                      2,221,444       22,439      2,243,883
                                                              -----------    ---------    -----------

Balance at
   December 31, 1996                                           29,421,426     (228,462)    29,192,964

Cash distribution
   to partners                 $    8.90     $    3.85         (7,768,316)     (78,468)    (7,846,784)

Limited partnership
   units redeemed
   (1,000 units)                                                  (25,071)         -          (25,071)

Net income                                                      2,344,899       23,686      2,368,585
                                                              -----------    ---------    -----------

Balance at
   December 31, 1997                                          $23,972,938    $(283,244)   $23,689,694
                                                              ===========    =========    ===========

See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                        For the Years Ended December 31,

                                                                  1997           1996            1995
                                                                  ----           ----            ----
Cash flows from operating activities:
    Net income ...........................................   $  2,368,585    $  2,243,883    $  1,585,802
                                                             ------------    ------------    ------------
    Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation ......................................        475,619       1,061,711       1,061,712
       Allowance for doubtful accounts ...................       (452,294)        487,729         664,668
       Rental income-assigned operating lease receivables      (2,011,375)     (2,708,772)     (2,484,675)
       Finance income portion of receivables paid directly
         to lenders by lessees ...........................     (1,062,414)     (1,841,636)     (3,019,036)
       Amortization of initial direct costs ..............        461,620         887,960       1,530,505
       Net gain on sales or remarketing of equipment .....     (1,209,420)     (1,942,041)     (1,610,392)
       Interest expense on non-recourse financing
         paid directly by lessees ........................      1,443,747       2,119,196       3,327,109
       Interest expense accrued on recourse debt .........        369,823         185,702
       Collection of principal - non-financed receivables       8,224,989       8,825,469      13,144,862
       Collection of principal - leveraged leases ........           --              --           158,817
       Income from leveraged leases, net .................           --          (200,517)     (2,604,761)
       Income from equity investment in joint ventures ...       (107,079)         (5,890)         (4,895)
       Distribution from investment in joint ventures ....     14,829,488            --              --
       Change in operating assets and liabilities:
          Other assets ...................................     (1,700,223)      4,456,903      (4,164,324)
          Security deposits and deferred credits .........       (211,845)       (184,472)        356,467
          Accounts payable - other .......................        (36,261)     (1,098,455)        756,589
          Accounts payable to General Partner
              and affiliates, net ........................       (113,746)        106,642        (228,947)
          Minority interest in joint venture .............        808,405           4,000           3,045
          Other, net .....................................        (69,446)        628,806         110,166
                                                             ------------    ------------    ------------
            Total adjustments ............................     19,269,765      10,966,456       7,182,612
                                                             ------------    ------------    ------------

         Net cash provided by operating activities .......     21,638,350      13,210,339       8,768,414
                                                             ------------    ------------    ------------

Cash flows from investing activities:
    Proceeds from sales of equipment .....................     15,313,194      10,358,637       7,419,261
    Equipment and receivables purchased ..................    (23,183,848)    (21,495,108)     (9,562,564)
    Initial direct costs .................................           --           (80,408)        (83,106)
    Investment in joint ventures .........................       (740,000)        (15,955)        (30,550)
                                                             ------------    ------------    ------------

          Net cash used in investing activities ..........     (8,610,654)    (11,232,834)     (2,256,959)
                                                             ------------    ------------    ------------


                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (continued)

                        For the Years Ended December 31,

                                                           1997            1996           1995
                                                           ----            ----           ----

Cash flows from financing activities:
    Proceeds from warehouse facility ..............     16,365,451            --              --
    Principal payments on warehouse facility ......       (264,581)           --              --
    Proceeds from revolving credit facility .......      4,400,000      13,780,000       7,400,000
    Principal payments on revolving credit facility    (17,400,000)     (8,195,741)           --
    Loans to affiliates ...........................    (11,280,328)           --              --
    Principal payments received on affiliate notes      11,280,328            --              --
    Redemption of limited partnership units .......        (25,071)         (8,960)         (2,370)
    Cash distributions to partners ................     (7,846,784)     (7,849,660)     (7,851,594)
    Principal payments on secured financing .......           --        (4,326,164)     (6,988,383)
                                                      ------------    ------------    ------------

          Net cash used in financing activities ...     (4,770,985)     (6,600,525)     (7,442,347)
                                                      ------------    ------------    ------------

    Net decrease in cash ..........................      8,256,711      (4,623,020)       (930,892)

Cash at beginning of year .........................      1,203,626       5,826,646       6,757,538
                                                      ------------    ------------    ------------

Cash at end of year ...............................   $  9,460,337    $  1,203,626    $  5,826,646
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

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                      Statements of Cash Flows (Continued)

Supplemental Disclosures of Cash Flow Information

    Interest expense of $2,471,045, $2,957,534 and $4,377,702 for the years ended December 31, 1997, 1996 and 1995 consisted of: interest expense on non-recourse financing accrued or paid directly to lenders by lessees of $1,443,747, $2,307,348 and $3,512,811, respectively, interest on revolving credit facility of $866,922, $369,577 and $112,560 respectively, interest on the warehouse facility of $160,376, $0 and $0 respectively, other interest of $0, $37,212 and $13,889 respectively, and non-recourse securitization interest of $0, $243,397 and $738,442 respectively.

    During the years ended December 31, 1997, 1996 and 1995, non-cash activities included the following:

                                                         1997            1996            1995
                                                         ----            ----            ----

Decrease in investments in finance leases and
  financings due to contribution in joint venture   $ 15,547,305    $       --      $       --
Increase in equity investment in joint venture ..    (15,547,305)           --              --

Principal and interest on finance receivables
  paid directly to lender by lessees ............      7,212,307      10,204,662      19,394,364
Rental Income
  - assigned operating lease receivables ........      2,011,375         677,193       2,484,675
Principal and interest on non-recourse financing
  paid directly by lessees ......................     (9,223,682)    (10,881,855)    (21,879,039)

Decrease in investment in finance leases due
  to terminations ...............................      1,216,922       3,370,870         755,449
Decrease in notes payable-non-recourse due to
  terminations ..................................     (1,216,922)     (3,370,870)       (755,449)

Non-recourse notes payable assumed in
  purchase price - finance and operating leases .           --              --         3,027,906
Accounts payable - equipment ....................           --              --         1,141,768
Fair value of equipment and receivables
  purchased for debt and payables ...............           --        (4,169,674)
                                                    ------------    ------------    ------------

                                                    $       --      $       --      $       --
                                                    ============    ============    ============


                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                                December 31, 1997

1.   Organization

     ICON Cash Flow Partners, L.P., Series E (the "Partnership") was formed on November 7, 1991 as a Delaware limited partnership with an initial capitalization of $2,000. It was formed to acquire various types of equipment, to lease such equipment to third parties and, to a lesser degree, to enter into secured financing transactions. The Partnership's offering period commenced on June 5, 1992 and by its final closing on July 31, 1993, 610,411.51 units had been admitted into the Partnership with aggregate gross proceeds of $61,041,151. During 1994, the Partnership redeemed 728 limited partnership units, during 1995 the Partnership redeemed 45 limited partnership units, during 1996, the Partnership redeemed 193 limited partnership units and during 1997, the Partnership redeemed 1,000 limited partnership units leaving 608,445.51 limited partnership units outstanding at December 31, 1997.

     The Partnership's Reinvestment Period will end on July 31, 1998. The Disposition Period will begin on August 1, 1998 and is expected to continue through February 1, 2001. During the Disposition Period the Partnership will distribute substantially all distributable cash from operations and sales to the partners and begin the orderly termination of its operations and affairs. The Partnership will not reinvest in any leased equipment during the Disposition Period.

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

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Certain reclassifications have been made to prior years' statements to conform to the 1997 presentation.

     Leases - The Partnership accounts for owned equipment leased to third parties as finance leases, leveraged leases or operating leases. For finance leases, the Partnership records, at the inception of the lease, the total minimum lease payments receivable, the estimated unguaranteed residual values, the initial direct costs related to the leases and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the terms of the related leases using the interest method. The Partnership's net investment in leveraged leases consists of minimum lease payments receivable, the estimated unguaranteed residual values and the initial direct costs related to the leases, net of the unearned income and principal and interest on the related non-recourse debt. Unearned income is recognized as income from leveraged leases over the life of the lease at a constant rate of return on the positive net investment. For operating leases, equipment is recorded at cost and is depreciated on the straight-line method over the lease terms to their estimated fair market values at lease terminations. Related lease rentals are recognized on the straight-line method over the lease terms. Billed and uncollected operating lease receivables, net of allowance for doubtful accounts, are included in other assets. Initial direct costs of finance leases and leveraged leases are capitalized and are amortized over the terms of the related leases using the interest method. Initial direct costs of operating leases are capitalized and amortized on the straight-line method over the lease terms. The Partnership's leases have terms ranging from two to eight years. Each lease is expected to provide aggregate contractual rents that, along with residual proceeds, return the Partnership's cost of its investments along with investment income.

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

     Disclosures About Fair Value of Financial Instruments - Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosures about the fair value of financial instruments. Fair value information with respect to the Company's assets and liabilities is not provided because (i) SFAS No. 107 does not require disclosures about the fair value of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments, and liabilities approximates market value.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Equity Investment in Joint Ventures - The Partnership accounts for its equity investments in joint ventures under the equity method of accounting. Therefore, the Partnership's original investments were recorded at cost and adjusted by its share of earnings, losses and distributions thereafter.

     Redemption of Limited Partnership Units - The General Partner consented to the partnership redeeming 728 limited partnership units during 1994, 45 limited partnership units during 1995, 193 limited partnership units during 1996 and during 1997, the partnership redeemed 1,000 units. The redemption amount was calculated following the specific redemption formula in accordance with the Partnership agreement. Redeemed units have no voting rights and do not share in distributions. The partnership agreement limits the number of units which can be redeemed in any one year and redeemed units may not be reissued. Redeemed limited partnership units are accounted for as a deduction from partners' equity.

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

     Consolidation - The consolidated financial statements include the accounts of the Partnership, its wholly owned subsidiary, ICON E Corp. and ICON Cash Flow Partners L.L.C. I. All inter-company accounts and transactions have been eliminated.

     Income Taxes - No provision for income taxes has been made as the liability for such taxes is that of each of the partners rather than the Partnership.

     New Accounting Pronouncements - In June 1996 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 establishes, among other things, criteria for determining whether a transfer of financial assets is a sale or a secured borrowing. The adoption of SFAS No. 125 did not have a material impact on the Partnership's net income, partners' equity or total assets.

3.   Receivables Due in Installments

     Non-cancelable minimum annual amounts due on finance leases and financings are as follows:

                           Finance
  Year                     Leases             Financings              Total

  1998                $    10,259,400       $   4,237,699        $  14,497,099
  1999                      5,034,716           3,914,134            8,948,850
  2000                      3,334,696           2,651,416            5,986,112
  2001                      2,061,502           1,803,997            3,865,499
  2002                      1,255,521           1,122,929            2,378,450
  Thereafter                   33,368               2,130               35,498
                      ---------------       -------------        -------------
                      $    21,979,203       $  13,732,305        $  35,711,508
                      ===============       =============        =============

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

4.   Investment in Operating Leases

     The investment in operating leases at December 31, 1997, 1996 and 1995 consisted of the following:


                                                   1997           1996            1995
                                                   ----           ----            ----

Equipment cost, beginning of year .........   $ 20,771,628    $ 20,771,628    $ 20,823,657

Lease termination .........................           --           (52,029)

End of lease settlement proceeds ..........        (63,644)           --              --
                                              ------------    ------------    ------------

Equipment cost, end of year ...............     20,707,984      20,771,628      20,771,628
                                              ------------    ------------    ------------

Accumulated depreciation,
  beginning of year .......................     (2,388,850)     (1,327,139)       (307,515)

Depreciation ..............................       (475,619)     (1,061,711)     (1,061,712)

Lease termination .........................           --              --            42,088
                                              ------------    ------------    ------------

Accumulated depreciation, end of year .....     (2,864,469)     (2,388,850)     (1,327,139)
                                              ------------    ------------    ------------

Initial direct costs, net of accumulated
  amortization, end of year ...............           --            81,600         408,000
                                              ------------    ------------    ------------

Investment in operating leases, end of year   $ 17,843,515    $ 18,464,378    $ 19,852,489
                                              ============    ============    ============


                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

5.   Allowance for Doubtful Accounts

     The Allowance for Doubtful Accounts for investments in finance leases, financings and operating leases consisted of the following:

                                          Finance                     Operating
                                          Leases       Financings       Leases        Total

Balance at December 31, 1994 .......   $ 1,047,136    $   134,004    $   138,617   $ 1,319,757

     Charged to operations .........       326,000        254,000         20,000       600,000
     Accounts written off ..........      (646,730)       (40,728)          --        (687,458)
     Recovery on accounts previously
       written off .................        57,069          7,693           --          64,762
                                       -----------    -----------    -----------   -----------

Balance at December 31, 1995 .......       783,475        354,969        158,617     1,297,061

     Charged to operations .........       380,000         20,000           --         400,000
     Accounts written off ..........      (400,494)      (117,739)          --        (518,233)
     Recovery on accounts previously
       written off .................        81,728          6,001           --          87,729
                                       -----------    -----------    -----------   -----------

Balance at December 31, 1996 .......       844,709        263,231        158,617     1,266,557

     Charged to operations .........          --             --             --            --
     Accounts written off ..........      (402,260)      (200,744)          --        (603,004)
     Recovery on account previously
       written off .................       110,665         40,045           --         150,710
                                       -----------    -----------    -----------   -----------

Balance at December 31, 1997 .......   $   553,114    $   102,532    $   158,617   $   814,263
                                       ===========    ===========    ===========   ===========

6.   Investment in Joint Ventures

     The Partnership Agreement allows the Partnership to invest in joint ventures with other limited partnerships sponsored by the General Partner provided that the investment objectives of the joint ventures are consistent with that of the Partnership.

ICON Cash Flow L.L.C. I

         In September 1994 the Partnership and an affiliate, ICON Cash Flow Partners L.P. Six ("L.P. Six"), formed a joint venture, ICON Cash Flow Partners, L.L.C. I ("ICON Cash Flow LLC I"), for the purpose of acquiring and managing an aircraft which was on lease to Alaska Airlines, Inc. The Partnership and L.P. Six contributed 99% and 1% of the cash required for such acquisition, respectively, to ICON Cash Flow LLC I. ICON Cash Flow LLC I acquired the aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and L.P. Six. The lease is an operating lease. Profits, losses, excess cash and disposition proceeds are allocated 99% to the Partnership and 1% to L.P. Six. The Partnership's consolidated financial statements include 100% of

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

the assets and liabilities of ICON Cash Flow LLC I. L.P. Six's investment in ICON Cash Flow LLC I has been reflected as "Minority interest in joint venture." The original lease term expired in April 1997 and Alaska Airline, Inc. returned the aircraft. In June 1997 ICON Cash Flow LLC I released the aircraft (formally on lease to Alaska Airlines, Inc.). The aircraft was leased to Aero Mexico. The new lease is an operating lease which expires in October 2002. Rental income decreased from 1996 to 1997 due to reduced rentals as a result of the Partnerships' remarketing of aircraft formally on lease to Alaska Airlines, Inc. The new lease is with Aero Mexico. The rents from the lease are paid directly to the non-recourse debt holder.

ICON Cash Flow L.L.C. II

     In March 1995 the Partnership and an affiliate, L.P. Six, formed ICON Cash Flow Partners L.L.C. II, ("ICON Cash Flow LLC II"), for the purpose of acquiring and managing an aircraft which was on lease to Alaska Airlines, Inc. The Partnership and L.P. Six contributed 1% and 99% of the cash required for such acquisition, respectively, to ICON Cash Flow LLC II. ICON Cash Flow LLC II acquired the aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and L.P. Six. The lease is an operating lease. Profits, losses, excess cash and disposition proceeds will be allocated 1% to the Partnership and 99% to L.P. Six. The Partnership's investment in the joint venture is accounted for under the equity method. The original lease term expired in April 1997 and Alaska Airlines, Inc. returned the aircraft. In June 1997 ICON Cash Flow LLC II released the aircraft (formerly on lease to Alaska Airlines, Inc.). The aircraft was leased to Aero Mexico. The new lease is an operating lease which expires in September 2002.

      Information as to the financial position and results of operations of ICON LLC II as of and for the year ended December 31, 1997 and 1996 are summarized below:

                            December 31, 1997           December 31, 1996

 Assets                      $   16,870,235              $    17,886,467
                             ==============              ===============

 Liabilities                 $   12,155,143              $    13,752,949
                             ==============              ===============

 Equity                      $    4,715,092              $     4,133,518
                             ==============              ===============

                               Year Ended                 Period Ended
                            December 31, 1997           December 31, 1996

 Net income                  $      798,989              $       589,022
                             ==============              ===============

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

ICON Cash Flow L.L.C. III

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

     Information as to the financial position and results of operations of ICON LLC III at December 31, 1997 and 1996 is summarized below:

                            December 31, 1997           December 31, 1996

Assets                       $   14,602,998              $    16,534,998
                             ==============              ===============

Liabilities                  $   12,569,490              $    14,939,525
                             ==============              ===============

Equity                       $    2,033,508              $     1,595,473
                             ==============              ===============

                               Year Ended                   Year Ended
                            December 31, 1997           December 31, 1996

Net income                   $      438,039              $         -
                             ==============              ==============

ICON Receivables 1997-A L.L.C.

      In March 1997 three affiliates of the Partnership, ICON Cash Flow Partners, L.P., Series D ("Series D"), L.P. Six and L.P. Seven (collectively the "1997-A Members"), contributed and assigned equipment lease and finance receivables and residuals with a net book value of $4,805,767, $5,304,010 and $5,391,216 and cash of $125,000, $300,000 and $275,000, respectively to ICON
Receivables 1997-A L.L.C. ("1997-A"), a special purpose entity created for the purpose of originating new leases, managing existing contributed assets and, eventually, securitizing its portfolio. To fund the acquisition of new leases, 1997-A obtained a warehouse borrowing facility from Prudential Securities Credit Corporation (the "1997-A Facility"). Borrowings under the 1997-A Facility were based on the present value of the new leases. Outstanding amounts under the 1997-A Facility bore interest equal to Libor plus 1.5%.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

      On September 19, 1997 the Partnership, L.P. Six and L.P. Seven contributed and assigned equipment lease and finance receivables and residuals with a net book value of $15,547,305, $5,225,794 and $0 and cash of $740,000, $300,000 and
$484,244, respectively to 1997-A. The Partnership, Series D, L.P. Six and L.P. Seven received a 31.19%, 17.81% 31.03% and 19.97% interest, respectively, in 1997-A based on the present value of their related contributions.

On September 19, 1997, 1997-A securitized substantially all of its equipment leases and finance receivables and residuals. The net proceeds from the securitization totaled $47,140,183, of which $16,658,877 was used to pay down the 1997-A Facility, and the remaining proceeds, after establishing reserves for expenses, were distributed to the 1997-A Members based on their respective interests. The Partnership's share of the proceeds from the securitization, after paying off the revolving credit facility, totaled $14,625,488. 1997-A became the beneficial owner of a trust. The trustee for the trust is Texas Commerce Bank ("TCB"). In conjunction with this securitization, the portfolio as well as the General Partner's servicing capabilities were rated "AA" by Duff & Phelps and Fitch, both nationally recognized rating agencies. The General Partner, as servicer, is responsible for managing, servicing, reporting on and administering the portfolio. 1997-A remits all monies received from the portfolio to TCB. TCB is responsible for disbursing to the noteholders their respective principal and interest and to 1997-A the excess of cash collected over debt service from the portfolio. The 1997-A Members receive their pro rata share of any excess cash on a monthly basis from 1997-A. The Partnership accounts for its investment in 1997-A under the equity method of accounting. The Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions thereafter.

      Information as to the financial position and results of operations of 1997-A as of and for the year ended December 31, 1997 is summarized below:

                                                December 31, 1997

    Assets                                      $      50,911,005
                                                =================

    Liabilities                                 $      45,143,569
                                                =================

    Equity                                      $       5,767,436
                                                =================

                                                    Year Ended
                                                December 31, 1997

    Net income                                  $       1,298,430
                                                =================

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

ICON Receivables 1997-B L.L.C.

                  In August 1997 the Partnership, L.P. Six and L.P. Seven (collectively, the "1997-B Members") formed ICON Receivables 1997-B L.L.C. ("1997-B"), for the purpose of originating lease transactions and ultimately securitizing its portfolio. The 1997-B Members contributed $2,250,000 (75.00% interest), $250,000 (8.33% interest) and $500,000 (16.67% interest), respectively to 1997-B. In order to fund the acquisition of additional leases, 1997-B obtained a warehouse borrowing facility from Prudential Securities Credit Corporation (the "1997-B Facility"), as described in more detail in Note 7. The net proceeds from the expected securitization of these assets will be used to pay-off the remaining 1997-B Warehouse Facility balance and any remaining proceeds will be distributed to the 1997-B Members in accordance with their membership interests. After securitization, the 1997-B Members may receive, in accordance with their membership interests, additional proceeds if 1997-B generates excess cash (cash after payment of debt and expenses). The Partnership's consolidated financial statements includes 100% of 1997-B. L.P. Six and L.P. Seven's investment in 1997-B has been reflected as "Minority interest in joint ventures."

7.   Notes Payable

      As discussed in Note 6, in order to fund the acquisition of additional leases, 1997-B obtained a warehouse borrowing facility from Prudential Securities Credit Corporation. Borrowings under the 1997-B Warehouse Facility are based on the present value of the new leases. Outstanding amounts under the 1997-B Warehouse Facility bear interest equal to Libor plus 1.5%. Collections of receivables from leases are used to pay down the 1997-B Warehouse Facility, however, in the event of a default, all of 1997-B's assets are available to cure such default. The net proceeds from the expected securitization of these assets will be used to pay-off the remaining 1997-B Warehouse Facility balance and the remaining proceeds will be distributed to the 1997-B Members in accordance with their membership interests. At December 31, 1997, $16,100,870 was outstanding under the 1997-B Warehouse Facility.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 1997

     Notes payable, bearing interest at rates ranging from 5.2% to 16.5%, mature as follows:

               Notes Payable           Note Payable
Year           Non-Recourse         Warehouse Facility            Total

1998          $   24,371,365         $   16,100,870         $    40,472,235
1999                 792,595                   -                    792,595
2000                   8,104                  -                       8,104
              --------------         --------------         ---------------

              $   25,172,064         $   16,100,870         $    41,272,934
              ==============         ==============         ===============

     Included in the above are $3,596,070 in notes payable non-recourse due to various third parties in conjunction with the purchase and assignment of lease transactions. The notes are payable only to the extent residual values are realized which are estimated to occur as follows: $3,330,391 and $265,679 in 1998 and 1999, respectively.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 1997

8.   Related Party Transactions

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the years ended December 31, 1997, 1996 and 1995 are as follows:
                                                            Charged to
                                        Capitalized         Operations

Acquisition fees ....................   $   83,106          $     --
Management fees .....................         --             1,596,569
Administrative expense reimbursements         --               784,775
                                        ----------          ----------

Year ended December 31, 1995 ........   $   83,106          $2,381,344
                                        ==========          ==========

Acquisition fees ....................   $   80,408          $     --
Management fees .....................         --             1,120,336
Administrative expense reimbursements         --               563,107
                                        ----------          ----------

Year ended December 31, 1996 ........   $   80,408          $1,683,443
                                        ==========          ==========

Acquisition fees ....................   $     --            $     --
Management fees .....................         --               919,728
Administration expense reimbursements         --               486,253
                                        ----------          ----------

Year ended December 31, 1997 ........   $     --            $1,405,981
                                        ==========          ==========

     The   Partnership  has  investments  in  five  joint  ventures  with  other
Partnerships sponsored by the General Partner. See Note 6 for additional information relating to the joint ventures.

     On January 28, 1997, the Partnership lent $7,780,328 to ICON Asset Acquisition L.L.C. I, a joint venture limited liability corporation formed by ICON Cash Flow Partners L.P., Series B (8.93% interest), ICON Cash Flow Partners L.P., Series C (13.39% interest) and ICON Cash Flow Partners L.P. Six (77.68% interest), all affiliates of the Partnership. The note was short term, bore interest at the rate of 11% and was paid in full on August 31, 1997. The interest rate charged on the loan approximated market rates at that time.

     On June 5, 1997, the Partnership lent $3,500,000 to ICON Cash Flow Partners, L.P., Series D, an affiliate of the Partnership. The loan was in the form of a short-term note, bore interest at the rate of 11% and was repaid, along with $26,370 in accrued interest, on June 30, 1997. The interest rate charged on the loan approximated market rates at that time.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 1997

     Included in the Partnership's acquisitions for the year ended December 31, 1996 is a financing transaction in the amount of $5,690,161. This represents the financings of excess cash, or free cash, which results from lease rental payments being greater than senior debt payments on a leveraged lease. The financing is secured by the underlying equipment, a 1983 Airbus A300B4-203 aircraft, currently on lease to A.I. Leasing II, Inc. Subsequent to this financing, L.P. Six, an affiliate of the Partnership, acquired the residual, or equity, interest in the leveraged lease, and assumed the related outstanding non-recourse senior and junior debt. On January 29, 1997, L.P. Six re-financed the free cash portion of the leveraged lease with a third party. As a result of this re-financing, the Partnership received proceeds of $5,792,043 and terminated its interest in the leveraged lease.

9.   Commitments and Contingencies

     The Partnership has entered into remarketing and residual sharing agreements with third parties. In connection therewith, remarketing or residual proceeds received in excess of specified amounts will be shared with these third parties based on specified formulas. For the years ended December 31, 1997, 1996 and 1995, the Partnership paid or accrued $67,895, $194,174 and $755,384 to third parties as their share under the agreements.

10.  Subsidiary

     On December 27, 1994, the Partnership formed a wholly owned subsidiary, ICON E Corp., a Massachusetts corporation formed for the purpose of managing equipment under lease located in the state of Massachusetts. Massachusetts partnerships are taxed on personal property at a higher rate than corporations, and therefore, to mitigate such excess property tax, certain leases are being managed by ICON E Corp., a corporation. The Partnership's consolidated financial statements include 100% of the accounts of ICON E Corp. As of December 31, 1997, there was no federal tax liability for ICON E Corp.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 1997

11.  Tax Information (Unaudited)

     The following reconciles net income for financial reporting purposes to income for federal income tax purposes for the years ended December 31:

                                           1997            1996            1995
                                           ----            ----            ----


Net income per financial statements   $  2,368,585    $  2,243,883    $  1,585,802

Differences due to:
   Direct finance leases ..........      7,067,155         179,872      15,920,211
   Depreciation ...................     (8,068,232)     (3,277,088)    (13,696,564)
   Provision for losses ...........       (331,712)        (30,505)       (108,590)
   Loss on sale of equipment ......        478,364      (2,116,223)     (1,655,891)
   Other ..........................       (532,585)       (279,948)       (344,585)
                                      ------------    ------------    ------------

Partnership income (loss) for
   federal income tax purposes ....   $    981,575    $ (3,280,009)   $  1,700,383
                                      ============    ============    ============

      As of December 31, 1997, the partners' capital accounts included in the financial statements totaled $23,689,694 compared to the partners' capital accounts for federal income tax purposes of $28,375,318 (unaudited). The difference arises primarily from commissions reported as a reduction in the partners' capital for financial reporting purposes but not for federal income tax purposes, and temporary differences related to direct finance leases, depreciation and provision for losses.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 1997

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

     The officers and directors of the General Partner are as follows:

Beaufort J.B. Clarke        President, Chief Executive Officer and Director

Thomas W. Martin            Executive Vice President and Director

Paul B. Weiss               Executive Vice President

Gary N. Silverhardt         Senior Vice President and Chief Financial Officer

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 1997

     Beaufort J. B. Clarke, age 51, is President, Chief Executive Officer and Director of both the General Partner and ICON Securities Corp. (the "Dealer-Manager"). Prior to his present position, Mr. Clarke was founder and the President and Chief Executive Officer of Griffin Equity Partners, Inc. Mr. Clarke formerly was an attorney with Shearman and Sterling and has over 20 years of senior management experience in the United States leasing industry.

     Thomas W. Martin, age 43, is Executive Vice President of both the General Partner and the Dealer-Manager. Prior to his present position, Mr. Martin was the Executive Vice President and Chief Financial Officer of Griffin Equity Partners, Inc. Mr. Martin has over 12 years of senior management experience in the leasing business, particularly in the area of syndication.

     Paul B. Weiss, age 37, is Executive Vice President of the General Partner. Mr. Weiss has been exclusively engaged in lease portfolio acquisitions since 1988 from his affiliations with Griffin Equity Partners (as Executive Vice President and co-founder in 1993); Gemini Financial Holdings (as Senior Vice President-Portfolio Acquisitions and a member of the executive committee from 1991-1993) and Pegasus Capital Corporation (as Vice President-Portfolio Acquisitions).

     Gary N. Silverhardt, age 37, is Senior Vice President and Chief Financial Officer of the General Partner. He joined the General Partner in 1989. Prior to joining the General Partner, Mr. Silverhardt was previously employed by Coopers & Lybrand from 1985 to 1989, most recently as an Audit Supervisor. Prior to 1985, Mr. Silverhardt was employed by Katz, Schneeberg & Co. from 1983 to 1985. Mr. Silverhardt received a B.S. degree from the State University of New York at New Paltz in 1983 and is a Certified Public Accountant.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 1997

Item 11.  Executive Compensation

     The Partnership has no directors or officers. The General Partner and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December 31, 1997, 1996 and 1995.


      Entity                Capacity       Type of Compensation              1997       1996          1995
------------------      ---------------    ---------------------             ----       ----          ----

ICON Capital Corp.      General Partner    Management fees             $   919,728   $1,120,336   $1,596,569
ICON Capital Corp.      General Partner    Administrative expense
                                             reimbursements                486,253      563,107      784,775
ICON Capital Corp.      Manager            Acquisition fees                  -           80,408       83,106
                                                                       -----------   ----------   ----------
                                                                       $ 1,405,981   $1,763,851   $2,464,450
                                                                       ===========   ==========   ==========

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

(c) The General Partner owns the equity securities of the Partnership set forth in the following table:

    Title                         Amount Beneficially                   Percent
   of Class                              Owned                         of Class
---------------      ----------------------------------------------    --------
General Partner      Represents initially a 1% and potentially a          100%
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

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 1997

Item 13.  Certain Relationships and Related Transactions

     On January 28, 1997, the Partnership lent $7,780,328 to ICON Asset Acquisition LLC I, a joint venture limited liability corporation formed by ICON Cash Flow Partners L.P., Series B (8.93% interest), ICON Cash Flow Partners, L.P., Series C (13.39% interest) and L.P. Six (77.68% interest), all affiliates of the Partnership. The note was short term, bore interest at the rate of 8% and was paid in full on August 31, 1997.

     On June 5, 1997, the Partnership lent $3,500,000 to Series D, an affiliate of the Partnership. The loan was in the form of a short-term note, bore interest at the rate of 11% and was repaid, along with $26,370 in accrued interest, on June 30, 1997.

     See Item 18 for a discussion of the Partnership's reimbursable management fees and administrative expenses.

     See Note 6 for a discussion of the Partnership's related party investments in joint ventures.

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

(b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Partnership during the quarter ended December 31, 1997.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 1997


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

                               ICON CASH FLOW PARTNERS, L.P., Series E
                               File No. 33-44413 (Registrant)
                               By its General Partner, ICON Capital Corp.


Date:  March 31, 1998          /s/ Beaufort J.B. Clarke
                               -------------------------------------------------
                               Beaufort J.B. Clarke
                               President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
sole General Partner of the Registrant

Date:  March 31, 1998          /s/ Beaufort J.B. Clarke
                               -------------------------------------------------
                               Beaufort J.B. Clarke
                               President, Chief Executive Officer and Director


Date:  March 31, 1998          /s/ Thomas W. Martin
                               -------------------------------------------------
                               Thomas W. Martin
                               Executive Vice President and Director


Date:  March 31, 1998          /s/ Gary N. Silverhardt
                               -------------------------------------------------
                               Gary N. Silverhardt
                               Senior Vice President and Chief Financial Officer


Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrant Which have not Registered Securities Pursuant to
Section 12 of the Act

No annual report or proxy material has been sent to security holders. An annual report will be sent to the limited partners and a copy will be forwarded to the Commission.