Form 10-Q
period 1998-03-31
ICON CASH FLOW PARTNERS L P SERIES E
filed 1998-05-14
CIK 881788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                           March 31, 1998
                     -----------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                      to
                               ---------------------   -------------------------

Commission File Number                             0-27912

                     ICON Cash Flow Partners, L.P., Series E
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                                13-3635208
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

                           Consolidated Balance Sheets

                                   (unaudited)

                                                    March 31,       December 31,
                                                      1998             1997

Assets

Cash .........................................    $ 11,222,622     $  9,460,337
                                                  ------------     ------------

Investment in finance leases
   Minimum rents receivable ..................      22,789,580       21,979,203
   Estimated unguaranteed residual values ....       7,137,211        7,380,296
   Initial direct costs ......................          57,915          225,158
   Unearned income ...........................      (4,496,348)      (3,811,419)
   Allowance for doubtful accounts ...........        (682,595)        (553,114)
                                                  ------------     ------------
                                                    24,805,763       25,220,124

Investment in operating leases
   Equipment at cost .........................      20,707,984       20,707,984
   Accumulated depreciation ..................      (2,969,565)      (2,864,469)
                                                  ------------     ------------
                                                    17,738,419       17,843,515

Investment in financings
   Receivables due in installments ...........      13,931,263       13,732,305
   Initial direct costs ......................             962            1,117
   Unearned income ...........................      (2,726,375)      (2,563,681)
   Allowance for doubtful accounts ...........        (207,573)        (102,532)
                                                  ------------     ------------
                                                    10,998,277       11,067,209

Equity investment in joint ventures ..........       1,497,485        1,556,123
                                                  ------------     ------------

Accounts receivable from affiliates, net .....            --              7,104

Other assets .................................         685,970        1,762,605
                                                  ------------     ------------

Total assets .................................    $ 66,948,536     $ 66,917,017
                                                  ============     ============


                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)

                                   (unaudited)


                                                                 March 31,    December 31,
                                                                   1998           1997

Liabilities and Partners' Equity

Note payable - warehouse facility .........................   $ 21,373,486    $ 16,100,870
Notes payable - non-recourse ..............................     19,418,353      25,172,064
Security deposits and deferred credits ....................      2,133,494         675,412
Minority interest in joint venture ........................        980,385         854,129
Accounts payable to General Partner and affiliates ........        714,068            --
Accounts payable - other ..................................        374,570         424,848
                                                              ------------    ------------
                                                                44,994,356      43,227,323
Commitments and Contingencies

Partners' equity (deficiency)
   General Partner ........................................       (300,575)       (283,244)
   Limited partners (608,346 and 608,446 units outstanding,
     $100 per unit original issue price in 1998 and 1997,
     respectively) ........................................     22,254,755      23,972,938
                                                              ------------    ------------

Total partners' equity ....................................     21,954,180      23,689,694
                                                              ------------    ------------

Total liabilities and partners' equity ....................   $ 66,948,536    $ 66,917,017
                                                              ============    ============















See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                      For the Three Months Ended March 31,

                                   (unaudited)
                                                          1998           1997
                                                          ----           ----
Revenues

  Finance income ...............................      $1,378,016      $1,114,831
  Rental income ................................         585,738         677,193
  Net gain on sales or remarketing
    of equipment ...............................         270,346         214,999
  Interest income and other ....................         134,100         203,882
  Income from equity investment
    in joint ventures ..........................         118,279           4,095
                                                      ----------      ----------

  Total revenues ...............................       2,486,479       2,215,000
                                                      ----------      ----------

Expenses

  Interest .....................................       1,019,133         529,838
  Management fees - General Partner ............         432,694         268,478
  Administrative expense reimbursements
  - General Partner ............................         208,970         137,832
  Provision for bad debts ......................         200,000            --
  Amortization of initial direct costs .........         173,973         253,389
  Depreciation .................................         105,096         265,428
  General and administrative ...................          90,139         112,324
  Minority interest in joint venture ...........          30,795           4,076
                                                      ----------      ----------

  Total expenses ...............................       2,260,800       1,571,365
                                                      ----------      ----------

Net income .....................................      $  225,679      $  643,635
                                                      ==========      ==========

Net income allocable to:
  Limited partners .............................      $  223,422      $  637,199
  General Partner ..............................           2,257           6,436
                                                      ----------      ----------

                                                      $  225,679      $  643,635
                                                      ==========      ==========
Weighted average number of limited
  partnership units outstanding ................         608,381         609,380
                                                      ==========      ==========

Net income per weighted average
  limited partnership unit .....................      $      .37      $     1.05
                                                      ==========      ==========

See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                For the Three Months Ended March 31, 1998 and the
                  Years Ended December 31, 1997, 1996 and 1995

                      Limited Partner Distributions

                         Return of   Investment        Limited       General
                          Capital      Income         Partners       Partner          Total
                       (Per weighted average unit)

Balance at
  December 31, 1994                                $ 41,185,614   $  (109,751)   $ 41,075,863

Cash distributions
  to partners             $ 10.17    $   2.58        (7,773,082)      (78,512)     (7,851,594)

Limited partnership
  units redeemed
  (45 units)                                             (2,370)           -           (2,370)

Net income                                            1,569,944        15,858       1,585,802
                                                   ------------   -----------    ------------

Balance at
  December 31, 1995                                  34,980,106      (172,405)     34,807,701

Cash distribution
  to partners             $  9.11    $   3.64        (7,771,164)      (78,496)     (7,849,660)

Limited partnership
  units redeemed
  (193 units)                                            (8,960)            -
(8,960)

Net income                                            2,221,444        22,439       2,243,883
                                                   ------------   -----------    ------------

Balance at
  December 31, 1996                                  29,421,426      (228,462)     29,192,964

Cash distribution
  to partners             $  8.90    $   3.85        (7,768,316)      (78,468)     (7,846,784)

Limited partnership
  units redeemed
  (1,000 units)                                         (25,071)            -
(25,071)

Net income                                            2,344,899        23,686       2,368,585
                                                   ------------   -----------    ------------

Balance at
  December 31, 1997                                  23,972,938      (283,244)     23,689,694

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                For the Three Months Ended March 31, 1998 and the
                  Years Ended December 31, 1997, 1996 and 1995

                      Limited Partner Distributions

                         Return of   Investment        Limited       General
                          Capital      Income         Partners       Partner          Total
                       (Per weighted average unit)

Cash distributions
  to partners                2.82         .37        (1,939,210)      (19,588)     (1,958,798)

Limited partnership
  units redeemed
  (100 units)                                            (2,395)           -           (2,395)

Net income                                              223,422         2,257         225,679
                                                   ------------   -----------    ------------

Balance at
  March 31, 1998                                   $ 22,254,755   $  (300,575)   $ 21,954,180
                                                   ============   ===========    ============

























See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                                1998          1997
                                                                ----          ----

Cash flows from operating activities:
  Net income ...........................................   $   225,679    $   643,635
                                                           -----------    -----------
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Collection of principal - non-financed receivables .     1,499,436      2,848,199
    Interest expense on non-recourse financing paid
      directly by lessees ..............................       680,822        178,390
    Finance income portion of receivables
      paid directly to lenders by lessees ..............      (672,402)      (359,116)
    Rental income-assigned operating lease receivables .      (585,738)      (677,193)
    Net gain on sales or remarketing of equipment ......      (270,346)      (214,999)
    Income from equity investment in joint ventures ....      (118,279)        (4,095)
    Distribution from investments in joint ventures ....       176,917           --
    Amortization of initial direct costs ...............       173,973        253,389
    Depreciation .......................................       105,096        265,428
    Allowance for doubtful accounts ....................       234,522         50,966
    Interest expense accrued on debt ...................          --           69,011
    Change in operating assets and liabilities:
      Security deposits and deferred credits ...........     1,458,082       (257,748)
      Accounts payable to General Partner and affiliates       714,068       (106,642)
      Minority interest in joint venture ...............       126,256          3,478
      Accounts payable - other .........................       (50,278)      (105,562)
      Other assets .....................................     1,078,415         10,826
      Other, net .......................................       (16,880)       396,983
                                                           -----------    -----------

        Total adjustments ..............................     4,533,664      2,351,315
                                                           -----------    -----------

    Net cash provided by operating activities ..........     4,759,343      2,994,950
                                                           -----------    -----------

Cash flows from investing activities:
  Equipment and receivables purchased ..................    (6,889,067)    (3,278,980)
  Proceeds from sales of equipment .....................       580,586      9,256,632
                                                           -----------    -----------

    Net cash provided by (used in) investing activities     (6,308,481)     5,977,652
                                                           -----------    -----------



                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (continued)

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                               1998           1997

Cash flows from financing activities:
  Proceeds from warehouse line of credit ..............      6,257,067            --
  Principal payments on warehouse line of credit ......       (984,451)           --
  Cash distributions to partners ......................     (1,958,798)     (1,962,018)
  Redemption of limited partnership units .............         (2,395)         (7,238)
  Loan to an affiliate ................................           --        (7,780,328)
  Principal payments received on affiliate note .......           --         1,000,000
  Proceeds from revolving credit facility .............           --         4,400,000
  Principal payments on revolving credit facility .....           --          (275,243)
                                                          ------------    ------------

    Net cash provided by (used in) financing activities      3,311,423      (4,624,827)
                                                          ------------    ------------

Net increase in cash ..................................      1,762,285       4,347,775

Cash at beginning of period ...........................      9,460,337       1,203,626
                                                          ------------    ------------

Cash at end of period .................................   $ 11,222,622    $  5,551,401
                                                          ============    ============




















See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                       Statement of Cash Flows (continued)

Supplemental Disclosures of Cash Flow Information

  During the three months ended March 31, 1998 and 1997, non-cash activities included the following:

                                                           1998          1997
                                                           ----          ----

Principal and interest on direct finance receivables
  paid directly to lenders by lessees ..............   $ 5,829,392    $ 2,183,214
Rental income assigned operating lease receivable ..       585,738        677,193
Principal and interest on non-recourse financing
  paid directly by lessees .........................    (6,415,130)    (2,860,407)
                                                       -----------    -----------

                                                       $     --       $     --
                                                       ===========    ===========

    Interest expense of $1,019,133 and $529,838 for the three months ended March 31, 1998 and 1997 consisted of: interest expense on non-recourse financing accrued or paid directly to lenders by lessees of $661,419 and $225,710, respectively, interest expense on warehouse line of credit of $338,311 and $0, respectively, and other interest of $19,403 and $304,128, respectively.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                                 March 31, 1998

                                   (unaudited)
1.    Basis of Presentation

      The consolidated financial statements of ICON Cash Flow Partners, L.P., Series E (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of income for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information represented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 1997 Annual Report on Form 10-K.

2.    Disposition Period

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

3.    Redemption of Limited Partnership Units

      The General Partner consented to the Partnership redeeming 100 limited partnership units during the three months ended March 31, 1998. The redemption amount was calculated following the specified redemption formula as per the Partnership agreement. Redeemed units have no voting rights and do not share in distributions. The Partnership agreement limits the number of units which can be redeemed in any one year and redeemed units may not be reissued. Redeemed limited partnership units are accounted for as a reduction from partners equity.

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

     Information as to the financial position and results of operations of ICON LLC II at March 31, 1998 is summarized below:

                                                 March 31, 1998

                   Assets                         $ 16,710,755
                                                  ============

                   Liabilities                    $ 11,826,348
                                                  ============

                   Equity                         $  4,884,407
                                                  ============

                                               Three Months Ended
                                                 March 31, 1998

                   Net income                     $    168,523
                                                  ============


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

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

Information as to the financial position and results of operations of ICON LLC III at March 31, 1998 is summarized below:

                                                 March 31, 1998

                   Assets                         $  9,942,968
                                                  ============

                   Liabilities                    $  7,797,851
                                                  ============

                   Equity                         $  2,145,117
                                                  ============

                                               Three Months Ended
                                                 March 31, 1998

                   Net income                     $    111,610
                                                  ============

     ICON Receivables 1997-A L.L.C.

     In March 1997 three affiliates of the Partnership, ICON Cash Flow Partners, L.P., Series D ("Series D"), L.P. Six and L.P. Seven (collectively the "1997-A Members"), contributed and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A L.L.C. ("1997-A"), a special purpose entity created for the purpose of originating new leases, managing existing contributed assets and, eventually, securitizing its portfolio. On September 19, 1997 the Partnership, L.P. Six and L.P. Seven contributed and assigned additional equipment lease and finance receivables and residuals to 1997-A. The Partnership, Series D, L.P. Six and L.P. Seven received a 31.19%, 17.81% 31.03% and 19.97% interest, respectively, in 1997-A based on the present value of their related contributions.

     Information as to the financial position and results of operations of 1997-A at March 31, 1998 is summarized below:

                                                              March 31, 1998

                          Assets                              $  48,132,853
                                                              =============

                          Liabilities                         $  42,562,421
                                                              =============

                          Equity                              $   5,570,432
                                                              =============

                                                            Three Months Ended
                                                              March 31, 1998

                          Net income                          $     370,203
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

5.   Related Party Transactions

     During the three months ended March 31, 1998 and 1997, the Partnership paid or accrued to the General Partner management fees of $432,694 and $268,478, respectively, and administrative expense reimbursements of $208,970 and $137,832, respectively, which were charged to operations.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership's portfolio consisted of a net investment in finance leases, operating leases, financings, leveraged leases and an equity investment in joint venture of 46%, 31%, 20% and 3% of total investments at March 31, 1998, respectively, and 55%, 28%, 17% and less than 1% of total investments at March 31, 1997, respectively.

     For the three months ended March 31, 1998 and 1997, the Partnership leased or financed equipment with initial costs of $6,889,067 and $3,522,046, respectively, to 86 and 59 lessees or equipment users, respectively. The weighted average initial transaction term for 1998 and 1997 was 53 and 43 months, respectively.

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

Results of Operations for the Three Months Ended March 31, 1997 and 1996

     Revenues for the three months ended March 31, 1998 were $2,486,479, representing an increase of $271,479 or 12% from 1997. The increase in revenues resulted primarily from an increase in finance income of $263,185 or 24%, an increase in income from equity investment in joint venture of $114,176 or 28% and an increase in net gain on sales or remarketing of equipment of $55,347 or 26%. These increases were partially offset by a decrease in rental income of $91,455 or 14% and a decrease in interest income and other of $69,774 or 34%. Finance income increased due to an increase in the average size of the finance lease portfolio from 1997 to 1998. Income from equity investment in joint venture increased due to the Partnership's additional investments in these ventures. Rental income decreased as a result of the remarketing of the underlying equipment during June 1997. Interest income and other decreased due to the decrease in the average cash balance from 1997 to 1998 and a decrease in late charges.

     Expenses for the three months ended March 31, 1998 were $2,260,800, representing an increase of $689,435 or 44% from 1997. The increase in expenses resulted from an increase in interest expense of $489,295 or 92%, an increase in provision for bad debt expense of $200,000, an increase in management fees of $164,216 or 61%, an increase in administrative expense reimbursements of $71,138 or 52% and an increase in minority interest in joint ventures of $26,719. These increases were partially offset by a decrease in depreciation expense of $160,332 or 61%, a decrease in amortization of indirect costs of $89,153 or 34% and a decrease in general and administrative expense of $12,448 or 12%. Interest expense increased due to an increase in the average debt outstanding from 1997 to 1998. A provision for bad debts was required for the quarter ended March 31, 1998 as a result of an analysis of delinquency, an assessment of credit risk and a review of historical loss experience. Management fees and administrative expense reimbursements increased due to an increase in the average size of the portfolio from 1997 to 1998. Minority interest in joint ventures increased due to the increase in income related to its consolidated investments in joint ventures. Depreciation expense decreased due to the June 1997 remarketing of the operating lease, which resulted in a lengthier lease term and decreased monthly depreciation. Amortization of indirect costs decreased due to a decrease in the portfolio of leases which were subject to initial direct costs from 1997 to 1998. General and administrative expense decreased due primarily to a reduction in legal expense and bank service fees from 1997 to 1998.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                 March 31, 1997

     Net income for the three months ended March 31, 1998 and 1997 was $225,679 and $643,635, respectively. The net income per weighted average limited partnership unit was $.37 and $1.05 for 1998 and 1997, respectively.

Liquidity and Capital Resources

     The Partnership's primary sources of funds for the three months ended March 31, 1998 and 1997 were net cash provided by operations of $4,759,343 and $2,994,950, respectively, proceeds from sales of equipment of $580,586 and $9,256,632, respectively, proceeds from the warehouse line of credit of $6,257,067 and $0, respectively, and proceeds from the revolving credit facility of $0 and $4,400,000, respectively. These funds were used to purchase equipment, to fund cash distributions and to make payments on borrowings. The Partnership intends to continue to purchase additional equipment through the end of the Reinvestment Period and to fund cash distributions utilizing cash provided by operations and proceeds from sales of equipment.

     Cash distributions to the limited partners for the three months ended March 31, 1998 and 1997, which were paid monthly, totaled $1,939,210 and $1,942,398, respectively, of which $223,422 and $637,199 was investment income and $1,715,788 and $1,305,199 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners for the three months ended March 31, 1998 and 1997 was 12.75%, of which 1.47% and 4.18% was investment income and 11.28% and 8.57% was a return of capital, respectively, calculated as a percentage of each partners' initial capital contribution. The limited partner distribution per weighted average unit outstanding for the three months ended March 31, 1998 and 1997 was $3.19, of which $.37 and $1.05 was investment income and $2.82 and $2.14 was a return of capital, respectively.

    As of March 31, 1997, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. During the Reinvestment Period, as cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)


PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

No reports or Form 8-K were filed by the Partnership during the quarter ended March 31, 1998.

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

                                     ICON Cash Flow Partners, L.P., Series E
                                     File No. 33-44413 (Registrant)
                                     By its General Partner,
                                     ICON Capital Corp.




May 14, 1998                         /s/ Gary N. Silverhardt
------------                         -------------------------------------------
    Date                             Gary N. Silverhardt
                                     Chief Financial Officer
                                     (Principal financial and account officer of
                                     the General Partner of the Registrant)