Form 10-Q
period 1998-06-30
ICON CASH FLOW PARTNERS L P SERIES E
filed 1998-08-14
CIK 881788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                      June 30, 1998
                     -----------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                     to
                               -------------------    --------------------------

Commission File Number                      0-27912
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

                                                            [ x ] Yes   [  ] No

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheets

                                   (unaudited)

                                                                   June 30,    December 31,
                                                                     1998          1997

       Assets

Cash                                                            $  5,788,660   $ 9,460,337
                                                                ------------   -----------

Investment in finance leases
   Minimum rents receivable                                       36,203,605    21,979,203
   Estimated unguaranteed residual values                         10,288,530     7,380,296
   Initial direct costs                                               37,476       225,158
   Unearned income                                                (7,464,847)   (3,811,419)
   Allowance for doubtful accounts                                  (596,324)     (553,114)
                                                                ------------   -----------
                                                                  38,468,440    25,220,124

Investment in financings
   Receivables due in installments                                21,820,414    13,732,305
   Initial direct costs                                                  846         1,117
   Unearned income                                                (3,526,420)   (2,563,681)
   Allowance for doubtful accounts                                   (90,001)     (102,532)
                                                                ------------   -----------
                                                                  18,204,839    11,067,209
                                                                ------------   -----------

Investment in operating leases
   Equipment at cost                                              20,707,984    20,707,984
   Accumulated depreciation                                       (3,261,146)   (2,864,469)
                                                                ------------   -----------
                                                                  17,446,838    17,843,515

Equity investment in joint ventures                                1,611,353     1,556,123
                                                                ------------   -----------

Accounts receivable from General Partner and affiliates, net            -            7,104

Other assets                                                         618,379     1,762,605
                                                                ------------   -----------

Total assets                                                    $ 82,138,509   $66,917,017
                                                                ============   ===========


                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)

                                   (unaudited)

                                                                   June 30,    December 31,
                                                                     1998          1997

       Liabilities and Partners' Equity

Notes payable - non-recourse                                    $ 31,310,191   $25,172,064
Note payable - warehouse facility                                 26,078,812    16,100,870
Security deposits and deferred credits                             2,489,140       675,412
Minority interest in joint venture                                 1,458,005       854,129
Accounts payable - other                                             333,581       424,848
Accounts payable to General Partner and affiliates, net              241,076         -
Accounts payable - equipment                                          52,647         -
                                                                ------------   ----------
                                                                  61,963,452    43,227,323

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner                                                  (318,367)     (283,244)
   Limited partners (608,346 and 608,446 units outstanding,
     $100 per unit original issue price in 1998 and 1997,
     respectively)                                                20,493,424    23,972,938
                                                                ------------   -----------

Total partners' equity                                            20,175,057    23,689,694
                                                                ------------   -----------

Total liabilities and partners' equity                          $ 82,138,509   $66,917,017
                                                                ============   ===========















See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                                   (unaudited)

                                        For the Three Months          For the Six Months
                                           Ended June 30,               Ended June 30,
                                         1998          1997           1998           1997
                                         ----          ----           ----           ----

Revenue
   Finance income                   $  1,030,909   $    969,999  $  2,408,925   $ 2,084,830
   Rental income                         631,962           -        1,217,700       677,193
   Income from equity
     investment in joint venture         171,572            151       289,851         4,246
   Interest income and other             128,855        323,323       262,963       527,205
   Net gain on sales or
     remarketing of equipment                701        112,999       271,047       327,998
                                    ------------   ------------  ------------   -----------

   Total revenues                      1,963,999      1,406,472     4,450,486     3,621,472
                                    ------------   ------------  ------------   -----------

Expenses
   Interest                              818,271        648,584     1,837,404     1,178,422
   Depreciation                          291,581             -        396,677       265,428
   Management fees - General Partner     266,590        206,073       699,284       474,551
   General and administrative            153,714        160,478       243,853       263,065
   Administrative expense
     reimbursement  - General Partner    148,884        111,070       357,854       248,902
   Minority interest in joint venture     80,948         (1,904)      111,743         2,172
   Amortization of initial direct costs   24,450         62,280       198,423       325,406
   Provision for bad debts                  -              -          200,000          -
                                    ------------   ------------  ------------   -----------
   Total expenses                      1,784,438      1,186,581     4,045,238     2,757,946
                                    ------------   ------------  ------------   -----------

Net income                          $    179,561   $    219,891  $    405,248   $   863,526
                                    ============   ============  ============   ===========

Net income allocable to:
   Limited partners                 $    177,765   $    217,692  $    401,196   $   854,891
   General Partner                         1,796          2,199         4,052         8,635
                                    ------------   ------------  ------------   -----------
                                    $    179,561   $    219,891  $    405,248   $   863,526
                                    ============   ============  ============   ===========
Weighted average number of limited
   partnership units outstanding         608,346        609,246       608,363       609,312
                                    ============   ============  ============   ===========

Net income per weighted average
   limited partnership unit         $        .29   $        .36  $        .66   $      1.40
                                    ============   ============  ============   ===========

See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                 For the Six Months Ended June 30, 1998 and the
                  Years Ended December 31, 1997, 1996 and 1995

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




                                                                      (continued on next page)

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

       Consolidated Statements of Changes in Partners' Equity (Continued)

                 For the Six Months Ended June 30, 1998 and the
                  Years Ended December 31, 1997, 1996 and 1995

                                   (Unaudited)

                      Limited Partner Distributions

                         Return of   Investment        Limited       General
                          Capital      Income         Partners       Partner          Total
                       (Per weighted average unit)
Cash distribution
  to partners             $  8.90    $   3.85        (7,768,316)      (78,468)     (7,846,784)

Limited partnership
  units redeemed
  (1,000 units)                                         (25,071)            -         (25,071)

Net income                                            2,344,899        23,686       2,368,585
                                                   ------------   -----------    ------------

Balance at
  December 31, 1997                                  23,972,938      (283,244)     23,689,694

Cash distributions
  to partners             $  5.72    $    .66        (3,878,314)      (39,175)     (3,917,489)

Limited partnership
  units redeemed
  (100 units)                                            (2,394)            -          (2,394)

Net income                                              401,196         4,052         405,248
                                                   ------------   -----------    ------------

Balance at
  June 30, 1998                                    $ 20,493,424   $  (318,367)   $ 20,175,057
                                                   ============   ===========    ============







See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                        For the Six Months Ended June 30,

                                   (unaudited)

                                                                    1998             1997
                                                                    ----             ----
Cash flows provided by operating activities:
   Net income                                                  $     405,248    $    863,526
                                                               -------------    ------------
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation                                                    396,677         265,428
     Rental income - assigned operating lease receivables         (1,217,700)       (677,193)
     Finance income portion of receivables paid directly
       to lenders by lessees                                        (783,797)       (647,409)
     Amortization of initial direct costs                            198,423         325,406
     Net gain on sales or remarketing of equipment                  (271,047)       (327,998)
     Interest expense on non-recourse financing paid
       directly by lessees                                         1,017,110         314,787
     Interest expense accrued on debt                                  -              87,142
     Collection of principal - non-financed receivables            3,388,793       4,981,903
     Income from equity investment in joint venture                 (289,851)         (4,246)
     Distribution from investment in joint venture                   254,895            -
     Changes in operating assets and liabilities:
       Allowance for doubtful accounts                                30,679          64,649
       Accounts receivable - affiliate                                 7,104            -
       Other assets                                                1,133,576         747,693
       Security deposits and deferred credits                      1,813,728        (336,458)
       Minority interest in joint venture                            603,876           2,839
       Accounts payable - other                                      (91,267)        (67,700)
       Accounts payable to General Partner and affiliates, net       241,076         (57,399)
       Other, net                                                    (37,686)       (384,800)
                                                               -------------    ------------

         Total adjustments                                         6,394,589       4,286,644
                                                               -------------    ------------

         Net cash provided by operating activities                 6,799,837       5,150,170
                                                               -------------    ------------

Cash flows from investing activities:
   Proceeds from sales of equipment                                1,332,911      10,103,453
   Equipment and receivables purchased                           (17,842,210)     (3,856,613)
   Investment in joint venture                                       (20,274)                -
                                                               -------------    --------------

         Net cash provided by (used in) investing activities     (16,529,573)      6,246,840
                                                               -------------    ------------

                                                                      (continued on next page)

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

                        For the Six Months Ended June 30,

                                   (unaudited)

                                                                    1998             1997
                                                                    ----             ----

Cash flows from financing activities:
   Loans to affiliates                                                -          (11,280,328)
   Principal payments received on affiliate notes                     -            5,950,000
   Proceeds from warehouse credit line                            15,187,893          -
   Principal payments on warehouse credit line                    (5,209,951)         -
   Proceeds from revolving credit facility                            -            4,400,000
   Principal payments on revolving credit facility                    -           (2,582,604)
   Redemption of limited partnership units                            (2,394)         (7,238)
   Cash distributions to partners                                 (3,917,489)     (3,923,606)
   Principal payments on secured financing                            -               -
                                                               -------------    ------------

     Net cash provided by (used in) financing activities           6,058,059      (7,443,776)
                                                               -------------    ------------

Net increase (decrease) in cash                                   (3,671,677)      3,953,234

Cash at beginning of period                                        9,460,337       1,203,626
                                                               -------------    ------------

Cash at end of period                                          $   5,788,660    $  5,156,860
                                                               =============    ============


















See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

Supplemental Disclosures of Cash Flow Information

   During the six months ended June 30, 1998 and 1997, non-cash activities included the following:

                                                                  1997               1996
                                                                  ----               ----

Principal and interest on direct finance receivables
   paid directly to lenders by lessees                       $  6,934,383        $ 3,508,518
Rental income assigned operating lease receivable               1,217,700            677,193
Principal and interest on non-recourse financing
   paid directly by lessees                                    (8,152,083)        (4,185,711)

Non-recourse notes payable assumed in purchase price           13,273,100             -
Fair value of equipment and receivables purchased for debt    (13,273,100)            -
                                                             ------------        -----------

                                                             $     -             $    -
                                                             ============        ===========

    Interest expense of $1,837,404 and $1,178,422 for the six months ended June 30, 1998 and 1997 consisted of: interest expense on non-recourse financing accrued or paid directly by lenders to lessees of $1,017,110 and $314,787, respectively, interest expense on warehouse credit line of $820,294 and $594,313, respectively, and other interest of $0 and $269,322, respectively.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                                  June 30, 1998

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

2.    Disposition Period

     The Partnership's Reinvestment Period ends on July 31, 1998. The Disposition Period begins on August 1, 1998 and is expected to continue through February 1, 2001. During the Disposition Period the Partnership will distribute cash from operations and sales in excess of its reserve requirements and anticipated obligations. The Partnership will not reinvest in any leased equipment during the Disposition Period.

3.    Redemption of Limited Partnership Units

      The General Partner consented to the Partnership redeeming limited partnership units during the six months ended June 30, 1998. The redemption amount was calculated following the specified redemption formula as per the Partnership agreement. Redeemed units have no voting rights and do not share in distributions. The Partnership agreement limits the number of units which can be redeemed in any one year and redeemed units may not be reissued. Redeemed limited partnership units are accounted for as a reduction from partners equity.

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

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

    ICON Cash Flow L.L.C. I

    In September 1994 the Partnership and an affiliate, ICON Cash Flow Partners L.P. Six ("L.P. Six"), formed a joint venture, ICON Cash Flow Partners, L.L.C. I ("ICON Cash Flow LLC I"), for the purpose of acquiring and managing an aircraft. The Partnership and L.P. Six contributed 99% and 1% of the cash required for such acquisition, respectively, to ICON Cash Flow LLC I. The Partnership's consolidated financial statements include 100% of the assets and liabilities of ICON Cash Flow LLC I.

    ICON Cash Flow L.L.C. II

    In March 1995 the Partnership and L.P. Six formed ICON Cash Flow Partners L.L.C. II, ("ICON Cash Flow LLC II"), for the purpose of acquiring and managing an aircraft. The Partnership and L.P. Six contributed 1% and 99% of the cash required for such acquisition, respectively, to ICON Cash Flow LLC II.

     Information  as  to  the  unaudited   financial  position  and  results  of
operations of ICON LLC II at June 30, 1998 is summarized below:

                                                  June 30, 1998

                   Assets                         $ 16,873,018
                                                  ============

                   Liabilities                    $ 11,931,872
                                                  ============

                   Equity                         $  4,941,146
                                                  ============

                                                Six Months Ended
                                                  June 30, 1998

                   Net income                     $    272,762
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

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                    Notes to Consolidated Financial Statements - Continued

Information as to the unaudited financial position and results of operations of ICON LLC III at June 30, 1998 is summarized below:

                                         June 30, 1998

          Assets                         $ 13,636,998
                                         ============

          Liabilities                    $ 11,379,538
                                         ============

          Equity                         $  2,257,460
                                         ============

                                       Six Months Ended
                                         June 30, 1998

          Net income                     $    223,952
                                         ============

     ICON Receivables 1997-A L.L.C.

     In March 1997, three affiliates of the Partnership, ICON Cash Flow Partners, L.P., Series D ("Series D"), L.P. Six and L.P. Seven (collectively the "1997-A Members"), contributed and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A L.L.C. ("1997-A"), a special purpose entity created for the purpose of originating new leases, managing existing contributed assets and, eventually, securitizing its portfolio. In September 1997 the Partnership, L.P. Six and L.P. Seven contributed and assigned additional equipment lease and finance receivables and residuals to 1997-A. The Partnership, Series D, L.P. Six and L.P. Seven received a 31.19%, 17.81% 31.03% and 19.97% interest, respectively, in 1997-A based on the present value of their related contributions.

     Information  as  to  the  unaudited   financial  position  and  results  of
operations of 1997-A at June 30, 1998 is summarized below:

                                                   June 30, 1998

                    Assets                         $ 41,416,082
                                                   ============

                    Liabilities                    $ 35,235,264
                                                   ============

                    Equity                         $  6,180,818
                                                   ============

                                                 Six Months Ended
                                                   June 30, 1998

                    Net income                     $    915,589
                                                   ============

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

      ICON Receivables 1997-B L.L.C.

      In August 1997 the Partnership, L.P. Six and L.P. Seven (collectively, the "1997-B Members") formed ICON Receivables 1997-B L.L.C. ("1997-B"), for the purpose of originating lease transactions and ultimately securitizing its portfolio. On July 30, 1998, 1997-B securitized substantially all of its equipment leases and finance receivables and residuals. The net proceeds from the securitization totaled $40,806,901, of which $30,930,921 was used to pay down the 1997-B's debt, and the remaining proceeds, after establishing reserves for expenses, were distributed to the 1997-B Members based on their respective interests. 1997-B became the beneficial owner of a trust. The trustee for the trust is Manufacturers and Traders Trust Company ("M&T"). In conjunction with this securitization, the portfolio as well as the General Partner's servicing capabilities were rated by Duff & Phelps and Fitch, both nationally recognized rating agencies. The General Partner, as servicer, is responsible for managing, servicing, reporting on and administering the portfolio. 1997-B remits all monies received from the portfolio to M&T. M&T is responsible for disbursing to the noteholders their respective principal and interest and to 1997-B the excess of cash collected over debt service from the portfolio. The 1997-B Members receive their pro rata share of any excess cash on a monthly basis from 1997-B. The Partnership's consolidated financial statements include 100% of the assets and liabilities of 1997-B, while L.P. Six and L.P. Seven's minority interests have been reflected as a liability on the consolidated balance sheets.

5.   Related Party Transactions

     During the six months ended June 30, 1998 and 1997, the Partnership paid or accrued to the General Partner management fees of $699,284 and $474,551, respectively, and administrative expense reimbursements of $357,854 and $248,902, respectively, which were charged to operations.

     For the six months ended June 30, 1998 and 1997 no acquisition fees were paid or accrued by the Partnership.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                  June 30, 1998

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership's portfolio consisted of a net investment in finance leases, financings, operating leases, and equity investment in joint ventures representing 51%, 24%, 23%, and 2% of total investments at June 30, 1998, respectively, and 54%, 17%, 29% and less than 1% of total investments at June 30, 1997, respectively.

Results of Operations

Three Months Ended June 30, 1998 and 1997

     For the three months ended June 30, 1998 and 1997, the Partnership leased or financed equipment with an initial cost of $15,136,793 and $1,405,174, respectively, to 44 and 5 lessees or equipment users, respectively. The weighted average initial transaction term relating to these transactions was 47 and 65 months.

     Revenues for the three months ended June 30, 1998 were $1,963,399, representing an increase of $557,527 or 39.6% from 1998. The increase in revenues resulted primarily from an increase in rental income of $631,962 or 100%, an increase in income from equity investment in joint venture of $171,421 and an increase in finance income of $60,910 or 6.3% from 1997. These increases were partially offset by a decrease in interest income and other of $194,468 or 66.2% and a decrease in net gain on sales or remarketing of equipment of $112,298 or 99.4%. Rental income increased due to the release of the operating equipment to a new lessee. The original operating lease came off lease in March 1997. The equipment was released in 1997 under new terms. Income from equity investment in joint venture increased due to the Partnership's increased investment in these ventures. Finance income increased due to an increase in the average size of the portfolio from 1997 to 1998. Net gain on sales or remarketing of equipment decreased from 1997 to 1998 due to a decrease in the number of leases maturing and the underlying equipment being sold or remarketed, for which the proceeds received were in excess of the average carrying value of the equipment. Interest income and other decreased due to a decrease in the average cash balance from 1997 to 1998 and a decrease in late charges received.

     Expenses for the three months ended June 30, 1998 were $1,784,438, representing an increase of $597,857 or 50.4% from 1997. The increase in expenses resulted primarily from an increase in depreciation expense of $291,581 or 100%,, an increase in interest expense of $169,687 or 26.2%, an increase in minority investment in joint venture of $82,852, an increase in management fees of $60,517 or 29.4% and an increase in administrative reimbursement of $37,814 or 34.1% from 1997. These increases were partially offset by a decrease in amortization of initial directs costs of $37,830 or 60.8% and a decrease in general and administrative expenses of $6,764 or 4.2% from 1997. Depreciation expense increased due to the release of the operating equipment to a new lessee. The original operating lease came off lease in March 1997. The equipment was released in 1997 under new terms. Interest expense increased due to an increase in the average outstanding debt from 1997 to 1998. Minority interest in joint venture increased due to the increase in income related to the Partnership's consolidated investment in a joint venture. Management fees and administrative expense reimbursement increased due to an increase in the average size of the portfolio from 1997 to 1998. Amortization of indirect costs decreased due to a decrease in the portfolio of leases which are subject to initial indirect costs from 1997 to 1998. As a result of an analysis of delinquency, an assessment of overall risk and a review of historical loss experience it was determined that no provision for bad debts was required for the three months ended June 30, 1998.

     Net income for the three months ended June 30, 1998 and 1997 was $179,561 and $219,891, respectively. The net income per weighted average limited partnership unit was $.29 and $.36 for 1998 and 1997, respectively.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                  June 30, 1998

Six Months Ended June 30, 1998 and 1997

     For the six months ended June 30, 1998 and 1997, the Partnership leased or financed equipment with an initial cost of $31,167,958 and $4,927,220, respectively, to 137 and 64 lessees or equipment users, respectively. The weighted average initial transaction term relating to these transactions was 50 and 41 months, respectively.

     Revenues for the six months ended June 30, 1998 were $4,450,486, representing an increase of $829,014 or 22.9% from 1997. The increase in revenues resulted primarily from an increase in rental income of $540,507 or 79.8%, an increase in finance income of $324,095 or 15.6%, an increase in income from equity investment in joint ventures of $285,605 or 67.3% from 1997. These increases were partially offset by a decrease in interest income and other of $264,242 or 50% and a decrease in net gain on sales or remarketing of equipment of $56,951 from 1997. Rental income increased due to the release of the operating equipment to a new lessee. The original operating lease came off lease in March 1997. The equipment was released in 1997 under new terms. Finance income increased due to an increase in the average size of the finance lease portfolios from 1997 to 1998. Income from equity investment in joint venture increased due to the Partnership's increased investment in these ventures. Interest income and other decreased due to a decrease in the average cash balance from 1997 to 1998. Net gain on sales or remarketing of equipment decreased from 1997 to 1998 was due to a decrease in the number of leases maturing and the underlying equipment being sold or remarketed, for which the proceeds received were in excess of the average carrying value of the equipment.

     Expenses for the six months ended June 30, 1998 were $4,045,238, representing an increase of $1,287,292 or 46.7% from 1997. The increase in expenses resulted primarily from an increase in interest expense of $658,982 or 55.9%, an increase in management fees of $224,733 or 47.4%, an increase in provision for bad debts of $200,000 or 100%, an increase in depreciation expense of $131,249 or 49.5%, an increase in expense related to the minority interest in joint venture of $109,571 and an increase in administrative expense reimbursements of $108,952 or 43.8% from 1997. These increases were partially offset by an decrease in amortization of initial directs of $126,983 or 39.0%, and a decrease in general and administrative expense of $19,212 or 7.3%. Interest expense increased due to an increase in the average debt outstanding from 1997 to 1998. Management fees and administrative expense reimbursement increased due to an increase in the average size of the portfolio from 1997 to 1998. As a result of an analysis of delinquency, an assessment of overall risk and a review of historical loss experience, it was determined that an additional provision for bad debts was required for the six months ended June 30, 1998 in the amount of $200,000. Depreciation expense increased due to the release of the operating equipment to a new lessee. The original operating lease came off lease in March 1997. The equipment was released in 1997 under new terms. Minority investment in joint venture increased due to the increase in income related to the Partnership's consolidated investment in a joint venture. Amortization of initial directs costs decreased due to a decrease in the portfolio of leases that are subject to initial indirect costs from 1997 to 1998. General and administrative expenses decreased primarily due to a reduction in a bank service fees from 1997 to 1998.

     Net income for the six months ended June 30, 1998 and 1997 was $405,248 and $863,526, respectively. The net income per weighted average limited partnership unit was $.66 and $1.40 for 1998 and 1997, respectively.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                  June 30, 1998

Liquidity and Capital Resources

     The Partnership's primary sources of funds for the six months ended June 30, 1998 and 1997 were net cash provided by operations of $6,799,837 and $5,150,170, respectively, proceeds from sales of equipment of $1,332,911 and $10,103,453, respectively , proceeds from the warehouse line of credit of $15,187,893 in 1998 and proceeds from the revolving credit facility of $4,400,000 in 1997. These funds were used to purchase equipment, fund cash distributions and make payments on borrowings. The Partnership intends to continue to fund cash distributions utilizing cash provided by operations and proceeds from sales of equipment.

     Cash distributions to limited partners for the six months ended June 30, 1998 and 1997, which were paid monthly, totaled $3,878,314 and $3,884,371, respectively, of which $401,195 and $854,891 was investment income and $3,477,119 and $3,029,480 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners was 12.75% for 1998 and 1997, of which 1.32% and 2.81% was investment income and 11.43% and 9.94% was a return of capital, respectively, calculated as a percentage of each partner's initial capital contribution. The limited partner distribution per weighted average unit outstanding for the six months ended June 30, 1998 and 1997 was $6.38, of which $.66 and $1.40 was investment income and $5.72 and $4.98 was a return of capital, respectively.

        The Partnership's Reinvestment Period ends July 31, 1998. The Disposition Period begins August 1, 1998 and is expected to continue through July 31, 2003. During the Disposition Period the Partnership will distribute cash from operations and sales in excess of its reserve requirements and anticipated obligations. Once the Partnership enters the Disposition Period, future monthly distributions could, and are expected to fluctuate depending on the amount of asset sale and re-lease proceeds received during that period. The Partnership will not reinvest in any leased equipment during the Disposition Period.

     As of June 30, 1998, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings, through the end of the Reinvestment Period, where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 1998.

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




August 14, 1998                     /s/ Gary N. Silverhardt
---------------                     --------------------------------------------
     Date                           Gary N. Silverhardt
                                    Chief Financial Officer
                                    (Principal financial and account officer of
                                      the General Partner of the Registrant)