Form 10-Q
period 1998-09-30
ICON CASH FLOW PARTNERS L P SERIES E
filed 1998-11-16
CIK 881788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x   ]  Quarterly  Report  Pursuant  to  Section  13 or 15(d) of the  Securities
        Exchange Act of 1934

For the period ended                         September 30, 1998
                     -----------------------------------------------------------

[    ]  Transition  Report  Pursuant  to Section  13 or 15(d) of the  Securities
        Exchange Act of 1934

For the transition period from                         to
                               -----------------------    ----------------------

Commission File Number                      0-27912
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

                           Consolidated Balance Sheets

                                   (unaudited)

                                                               September 30,   December 31,
                                                                   1998            1997

       Assets

Cash .......................................................   $  9,348,486    $  9,460,337
                                                               ------------    ------------

Investment in finance leases
   Minimum rents receivable ................................     44,026,484      21,979,203
   Estimated unguaranteed residual values ..................     11,649,421       7,380,296
   Initial direct costs ....................................         22,758         225,158
   Unearned income .........................................     (9,888,048)     (3,811,419)
   Allowance for doubtful accounts .........................       (908,724)       (553,114)
                                                               ------------    ------------
                                                                 44,901,891      25,220,124

Investment in financings
   Receivables due in installments .........................     25,632,375      13,732,305
   Initial direct costs ....................................            754           1,117
   Unearned income .........................................     (4,220,919)     (2,563,681)
   Allowance for doubtful accounts .........................       (479,646)       (102,532)
                                                               ------------    ------------
                                                                 20,932,564      11,067,209
                                                               ------------    ------------

Investment in operating leases
   Equipment, at cost ......................................     20,707,984      20,707,984
   Accumulated depreciation ................................     (3,263,170)     (2,864,469)
                                                               ------------    ------------
                                                                 17,444,814      17,843,515

Equity investment in joint ventures ........................      1,649,404       1,556,123
                                                               ------------    ------------

Accounts receivable from General Partner and affiliates, net           --             7,104

Other assets ...............................................        724,263       1,762,605
                                                               ------------    ------------

Total assets ...............................................   $ 95,001,422    $ 66,917,017
                                                               ============    ============


                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)

                                   (unaudited)

                                                              September 30,    December 31,
                                                                  1998            1997
                                                              ------------     -----------

       Liabilities and Partners' Equity

Notes payable - securitization ............................   $ 39,849,922    $       --
Notes payable - non-recourse ..............................     30,825,967      25,172,064
Note payable - warehouse line of credit ...................           --        16,100,870
Security deposits and deferred credits ....................      2,711,645         675,412
Accounts payable to General Partner and affiliates, net ...        497,246            --
Minority interest in joint venture ........................        768,883         854,129
Accounts payable - equipment ..............................      1,613,896            --
Accounts payable - other ..................................        463,992         424,848
                                                              ------------    ------------
                                                                76,731,551      43,227,323

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner ........................................       (337,418)       (283,244)
   Limited partners (608,346 and 608,446 units outstanding,
     $100 per unit original issue price in 1998 and 1997,
     respectively) ........................................     18,607,289      23,972,938
                                                              ------------    ------------

Total partners' equity ....................................     18,269,871      23,689,694
                                                              ------------    ------------

Total liabilities and partners' equity ....................   $ 95,001,422    $ 66,917,017
                                                              ============    ============















See accompanying notes to unaudited consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                                   (unaudited)

                                              For the Three Months          For the Nine Months
                                               Ended September 30,          Ended September 30,
                                               1998          1997           1998          1997
                                               ----          ----           ----          ----

Revenue
   Finance income .....................   $ 1,754,511    $   657,485    $ 4,163,436    $ 2,742,315
   Rental income ......................       615,000        748,444      1,832,700      1,425,637
   Net gain on sales or
     remarketing of equipment .........       267,230        744,793        538,277      1,072,791
   Interest income and other ..........       193,759        237,462        456,722        764,667
   Income (loss) from equity
     investment in joint ventures .....       (28,859)       (93,588)       260,992        (89,342)
                                          -----------    -----------    -----------    -----------

   Total revenues .....................     2,801,641      2,294,596      7,252,127      5,916,068
                                          -----------    -----------    -----------    -----------

Expenses
   Interest ...........................     1,278,263        721,848      3,115,667      1,900,270
   Provision for bad debts ............     1,049,998           --        1,249,998           --
   Management fees - General Partner ..       252,121        254,421        951,405        728,972
   Administrative expense
     reimbursement  - General Partner .       148,258        131,647        506,112        380,549
   Depreciation .......................       146,802        105,095        398,701        370,523
   Amortization of initial direct costs        20,134         96,200        218,557        421,606
   General and administrative .........         8,318         38,293        396,949        301,358
   Minority interest in joint venture .      (155,757)        11,237        (44,014)        13,409
                                          -----------    -----------    -----------    -----------

   Total expenses .....................     2,748,137      1,358,741      6,793,375      4,116,687
                                          -----------    -----------    -----------    -----------

Net income ............................   $    53,504    $   935,855    $   458,752    $ 1,799,381
                                          ===========    ===========    ===========    ===========

Net income allocable to:
   Limited partners ...................   $    52,969    $   926,496    $   454,164    $ 1,781,387
   General Partner ....................           535          9,359          4,587         17,994
                                          -----------    -----------    -----------    -----------

                                          $    53,504    $   935,855    $   458,752    $ 1,799,381
                                          ===========    ===========    ===========    ===========

Weighted average number of limited
   partnership units outstanding ......       608,346        609,246        608,358        609,290
                                          ===========    ===========    ===========    ===========

Net income per weighted average
   limited partnership unit ...........   $       .09    $      1.52    $       .75    $      2.92
                                          ===========    ===========    ===========    ===========

See accompanying notes to unaudited consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

              For the Nine Months Ended September 30, 1998 and the
                  Years Ended December 31, 1997, 1996 and 1995

                                   (unaudited)

                      Limited Partner Distributions

                       Return of       Investment          Limited         General
                        Capital          Income            Partners        Partner          Total
                      (Per weighted average unit)
Balance at
   December 31, 1994                                    $ 41,185,614    $   (109,751)   $ 41,075,863

Cash distributions
   to partners .....   $ 10.17          $ 2.58            (7,773,082)        (78,512)     (7,851,594)

Limited partnership
   units redeemed
   (45 units) ......                                          (2,370)           --            (2,370)

Net income .........                                       1,569,944          15,858       1,585,802
                                                        ------------    ------------    ------------

Balance at
   December 31, 1995                                      34,980,106        (172,405)     34,807,701

Cash distribution
   to partners .....   $  9.11          $ 3.64            (7,771,164)        (78,496)     (7,849,660)

Limited partnership
   units redeemed
   (193 units) .....                                          (8,960)           --            (8,960)

Net income .........                                       2,221,444          22,439       2,243,883
                                                        ------------    ------------    ------------

Balance at
   December 31, 1996                                     29,421,426        (228,462)     29,192,964



                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

       Consolidated Statements of Changes in Partners' Equity (Continued)

              For the Nine Months Ended September 30, 1998 and the
                  Years Ended December 31, 1997, 1996 and 1995

                                   (unaudited)

                      Limited Partner Distributions

                        Return of      Investment          Limited          General
                         Capital         Income            Partners         Partner         Total
                      (Per weighted average unit)

Cash distribution
   to partners ......   $ 8.90          $ 3.85            (7,768,316)        (78,468)     (7,846,784)

Limited partnership
   units redeemed
   (1,000 units) ....                                        (25,071)           --           (25,071)

Net income ..........                                      2,344,899          23,686       2,368,585
                                                        ------------    ------------    ------------

Balance at
   December 31, 1997                                      23,972,938        (283,244)     23,689,694

Cash distributions
   to partners ......   $ 8.81          $  .75            (5,817,418)        (58,762)     (5,876,180)

Limited partnership
   units redeemed
   (100 units) ......                                         (2,395)           --            (2,395)

Net income ..........                                        454,164           4,588         458,752
                                                        ------------    ------------    ------------

Balance at
   September 30, 1998                                   $ 18,607,289    $   (337,418)   $ 18,269,871
                                                        ============    ============    ============







See accompanying notes to unaudited consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                     For the Nine Months Ended September 30,

                                   (unaudited)

                                                                           1998             1997
                                                                           ----             ----
Cash flows provided by operating activities:
   Net income ......................................................   $    458,752    $  1,799,381
                                                                       ------------    ------------
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation .................................................        398,701         370,523
      Rental income - paid directly to lenders by lessees ..........     (1,832,700)     (1,425,637)
      Finance income portion of receivables paid directly
         to lenders by lessees .....................................     (1,527,081)       (874,753)
      Amortization of initial direct costs .........................        218,557         421,606
      Net gain on sales or remarketing of equipment ................       (538,277)     (1,072,791)
      Interest expense on non-recourse financing paid
         directly by lessees .......................................      1,667,081         418,789
      Interest expense accrued on debt .............................           --           131,788
      Collection of principal - non-financed receivables ...........      5,760,451       7,690,395
      Income (loss) from equity investment in joint ventures .......       (260,992)         89,342
      Distribution from investment in joint venture ................        254,896      14,627,437
      Changes in operating assets and liabilities:
         Accounts payable to General Partner and affiliates, net ...        497,246          13,305
         Security deposits and deferred credits ....................      2,036,233          19,680
         Allowance for doubtful accounts ...........................        878,718        (314,540)
         Other assets ..............................................        876,375         739,562
         Accounts payable - other ..................................         39,144          34,187
        Accounts receivable from General Partner and affiliates, net          7,104        (281,100)
         Minority interest in joint venture ........................        (85,246)        764,076
         Other, net ................................................         43,541        (358,918)
                                                                       ------------    ------------

           Total adjustments .......................................      8,433,751      20,992,951
                                                                       ------------    ------------

           Net cash provided by operating activities ...............      8,892,503      22,792,332
                                                                       ------------    ------------

Cash flows from investing activities:
   Proceeds from sales of equipment ................................      2,119,134      14,802,451
   Equipment and receivables purchased .............................    (28,906,780)     (9,032,599)
   Investment in joint venture .....................................        (87,185)     (2,250,000)
                                                                       ------------    ------------

           Net cash provided by (used in) investing activities .....    (26,874,831)      3,519,852
                                                                       ------------    ------------

                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

                     For the Nine Months Ended September 30,

                                   (unaudited)

                                                                 1998            1997
                                                                 ----            ----

Cash flows from financing activities:
   Proceeds from warehouse line of credit ...............     20,703,918       2,684,035
   Payments of warehouse line of credit .................    (36,804,788)           --
   Proceeds of securitization debt ......................     41,308,464            --
   Principal payments on securitization debt ............     (1,458,542)           --
   Cash distributions to partners .......................     (5,876,180)     (5,885,195)
   Redemption of limited partnership units ..............         (2,395)         (7,238)
   Loans to affiliates ..................................           --       (11,280,328)
   Principal payments received on affiliate notes .......           --        11,280,328
   Proceeds from revolving credit facility ..............           --         4,400,000
   Principal payments on revolving credit facility ......           --       (17,400,000)
                                                            ------------    ------------

      Net cash provided by (used in) financing activities     17,870,477     (16,208,398)
                                                            ------------    ------------

Net increase (decrease) in cash .........................       (111,851)     10,103,786

Cash at beginning of period .............................      9,460,337       1,203,626
                                                            ------------    ------------

Cash at end of period ...................................   $  9,348,486    $ 11,307,412
                                                            ============    ============


















See accompanying notes to unaudited consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

Supplemental Disclosures of Cash Flow Information

   During the nine months ended September 30, 1998 and 1997, non-cash activities included the following:

                                                                             1998            1997
                                                                             ----            ----
Fair value of equipment and receivables purchased
   for debt and payables ............................................   $(19,509,087)   $       --
Non-recourse notes payable assumed in purchase
   price ............................................................     17,895,191            --
Accounts payable - equipment ........................................      1,613,896            --

Principal and interest on direct finance receivables
   paid directly to lenders by lessees ..............................      9,695,708      18,686,210
Rental income assigned operating lease receivable ...................      1,832,700       1,425,637
Principal and interest on non-recourse financing
   paid directly by lessees .........................................    (11,528,408)    (20,111,847)

Decrease in investment in finance leases due to termination of leases      2,379,961            --
Decrease in notes payable - non-recourse due to termination of leases     (2,379,961)           --

Decrease in investments in finance leases and
  financings due to contribution to joint venture ...................           --        15,698,027
Increase in equity investment in joint venture ......................           --       (15,698,027)
                                                                        ------------    ------------

                                                                        $       --      $       --
                                                                        ============    ============

     Interest expense of $3,115,667 and $1,900,270 for the nine months ended September 30, 1998 and 1997 consisted of: interest expense on warehouse line of credit of $983,725 in 1998, interest expense on securitization debt of $464,861 in 1998, interest expense on non-recourse financing accrued or paid directly by lenders to lessees of $1,667,081 and $418,789, respectively, interest expense on revolving credit facility of $603,449 in 1997 and other interest of $0 and $878,032, respectively.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

              Notes to Unaudited Consolidated Financial Statements

                               September 30, 1998

1.     Basis of Presentation

       The consolidated financial statements of ICON Cash Flow Partners, L.P., Series E (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of income for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 1997 Annual Report on Form 10-K.

2.     Disposition Period

         The Partnership's Reinvestment Period ended on July 31, 1998. The Disposition Period commenced on August 1, 1998 and is expected to continue through February 1, 2001. During the Disposition Period the Partnership will distribute cash from operations and sales in excess of its reserve requirements and anticipated obligations. The Partnership will not reinvest in any leased equipment during the Disposition Period.

3.     Redemption of Limited Partnership Units

       The General Partner consented to the Partnership redeeming limited partnership units during the nine months ended September 30, 1998. The redemption amount was calculated following the specified redemption formula as per the Partnership Agreement. Redeemed units have no voting rights and do not share in distributions. The Partnership Agreement limits the number of units which can be redeemed in any one year and redeemed units may not be reissued. Redeemed limited partnership units are accounted for as a reduction from partners equity.

4.    Related Party Transactions

      During the nine months ended September 30, 1998 and 1997, the Partnership paid or accrued to the General Partner management fees of $951,405 and $728,972, respectively, and administrative expense reimbursements of $506,112 and $380,549, respectively, which were charged to operations.

     For the nine months ended September 30, 1998 and 1997 no acquisition fees were paid or accrued by the Partnership.

5.   Investment in Joint Ventures

     The Partnership Agreement allows the Partnership to invest in joint ventures with other limited partnerships sponsored by the General Partner provided that the investment objectives of the joint ventures are consistent with that of the Partnership.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

        Notes to Unaudited Consolidated Financial Statements - Continued

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

      Information as to the unaudited financial position and results of operations of ICON LLC II at September 30, 1998 is summarized below:

                                               September 30, 1998

           Assets                               $   16,385,282
                                                ==============

           Liabilities                          $   11,529,918
                                                ==============

           Equity                               $    4,855,364
                                                ==============

                                                Nine Months Ended
                                               September 30, 1998

           Net income                           $      557,957
                                                ==============

ICON Cash Flow L.L.C. III

     In December 1996 the Partnership and an affiliate, ICON Cash Flow Partners, L.P. Seven ("L.P. Seven"), formed ICON Cash Flow Partners L.L.C. III ("ICON Cash Flow LLC III"), for the purpose of acquiring and managing an aircraft. The Partnership and L.P. Seven contributed 1% and 99% of the cash required for such acquisition, respectively, to ICON Cash Flow LLC III.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

        Notes to Unaudited Consolidated Financial Statements - Continued

Information as to the unaudited financial position and results of operations of ICON LLC III at September 30, 1998 is summarized below:

                                             September 30, 1998

         Assets                               $   13,153,998
                                              ==============

         Liabilities                          $   10,783,188
                                              ==============

         Equity                               $    2,370,810
                                              ==============

                                              Nine Months Ended
                                             September 30, 1998

         Net income                           $      337,302
                                              ==============

ICON Receivables 1997-A L.L.C.

      In March 1997 the Partnership, ICON Cash Flow Partners, L.P., Series D ("Series D"), L.P. Six and L.P. Seven (collectively the "1997-A Members"), contributed and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A L.L.C. ("1997-A"), a special purpose entity created for the purpose of originating new leases, to manage existing contributed assets and, eventually, to securitize its portfolio. In September 1997 the Partnership, L.P. Six and L.P. Seven contributed and assigned additional equipment lease and finance receivables and residuals to 1997-A. The Partnership, Series D, L.P. Six and L.P. Seven received a 31.19%, 17.81%, 31.03% and 19.97% interest, respectively, in 1997-A based on the present value of their related contributions.

      Information as to the unaudited financial position and results of operations of 1997-A at September 30, 1998 is summarized below:

                                              September 30, 1998

              Assets                            $  37,097,268
                                                =============

              Liabilities                       $   31,058,715
                                                ==============

              Equity                            $  6,038,553
                                                ============

                                              Nine Months Ended
                                             September 30, 1998

              Net income                        $    808,805
                                                ============

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

        Notes to Unaudited Consolidated Financial Statements - Continued

ICON Receivables 1997-B L.L.C.

     In August 1997 the Partnership, L.P. Six and L.P. Seven formed ICON Receivables 1997-B L.L.C. ("1997-B"), for the purpose of originating leases and securitizing its portfolio. The Partnership, L.P. Six and L.P. Seven (collectively the "1997-B members") contributed $2,250,000, $249,900 and $500,100 to 1997-B on August 19, 1997 and received a 75.00%, 8.33% and 16.67%
interest, respectively, in 1997-B based on their contribution. On July 30, 1998, ICON Holdings Corp. ("Holdings"), the parent of the General Partner and 1997-B completed an equipment lease securitization. The securitization is comprised of two senior notes, issued from ICON Equipment Lease Trust 1998 S-1 (Holdings) and ICON Equipment Lease Trust 1998 S-2 (1997-B). The net proceeds from the 1997-B securitization totaled $40,806,901, of which $30,850,936 was used to pay down 1997-B's warehouse line of credit, and the remaining proceeds, after establishing reserves for expenses, were distributed to the 1997-B Members based on their respective interests. In connection with the securitization, 1997-B became the beneficial owner of a trust. The trustee for the trust is Manufacturers and Traders Trust Company ("M&T"). In conjunction with the securitization, the portfolio as well as the General Partner's servicing capabilities were rated by Duff & Phelps and Fitch IBCA, both nationally recognized rating agencies. The General Partner, as servicer, is responsible for managing, servicing, reporting on and administering the portfolio. 1997-B remits all monies received from the portfolio to M&T. M&T is responsible for disbursing to the noteholders their respective principal and interest (91.5% of projected cash flows) and to 1997-B the excess of cash collected over debt service (8.5% of projected cash flows after any write-offs) from the portfolio. The 1997-B Members receive their pro rata share of any excess cash on a monthly basis from 1997-B. The Partnership's share of the net proceeds from the securitization totaled $1,500,000. The Partnership's consolidated financial statements include 100% of the assets and liabilities of 1997-B, while L.P. Six and L.P. Seven's minority interests have been reflected as a liability on the consolidated balance sheets.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                               September 30, 1998

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

      The Partnership's portfolio consisted of a net investment in finance leases, financings, operating leases, and equity investment in joint ventures representing 53%, 25%, 20%, and 2% of total investments at September 30, 1998, respectively, and 47%, 39%, 12% and 2% of total investments at September 30, 1997, respectively.

Results of Operations

Three Months Ended September 30, 1998 and 1997

      For the three months ended September 30, 1998 and 1997, the Partnership leased or financed equipment with an initial cost of $17,247,909 and $12,243,572, respectively, to 68 and 186 lessees or equipment users, respectively.

      Revenues for the three months ended September 30, 1998 were $2,801,641, representing an increase of $507,045 or 22% from 1998. The increase in revenues was due to an increase in finance income of $1,097,026 or 167%, and a change in the income (loss) from equity investment in joint ventures of $64,729. The increase in finance income and the change in income (loss) from equity investment in joint venture was partially offset by a decrease in net gain on sales or remarketing of equipment of $477,563 or 64%, a decrease in rental income of $133,444 or 18% and a decrease in interest income and other of $43,703 or 18%. Finance income increased due to an increase in the average size of the portfolio from 1997 to 1998. The loss from equity investment in joint ventures as of September 30, 1998 and September 30, 1997 was due primarily to a provision for bad debts recorded for 1997-A. The decrease in net gain on sales or remarketing of equipment was due to a decrease in the number of leases maturing and the underlying equipment being sold or remarketed, for which the proceeds received were in excess of the average carrying value of the equipment. The Partnership's operating lease with Alaska Air terminated in the second quarter 1997, at which point the aircraft was released to Aero Mexico. Rental income for the third quarter 1997 includes four months of rent under the new lease, resulting in a decrease in rental income from the third quarter 1998 compared to 1997. Interest income and other decreased from 1997 due to a decrease in the average cash balance from 1997 to 1998.

      Expenses for the three months ended September 30, 1998 were $2,748,137, representing an increase of $1,389,396 or 102% from 1997. The increase in expenses resulted primarily from an increase in the provision for bad debts of $1,049,998 or 100%, an increase in interest expense of $556,415 or 77%, an increase in depreciation expense of $41,707 or 40% and an increase in administrative expense reimbursements to the General Partner of $16,611 or 13%. These increases were partially offset by a change in minority interest in joint venture of $166,994, a decrease in amortization of initial direct costs of $76,066 or 79%, a decrease in general and administrative expenses of $29,975 or 78% and a decrease in management fees of $2,300 or 1%. The increase in the provision for bad debts was as a result of the significant growth in receivables, an analysis of delinquency, an assessment of overall risk and a review of historical loss experience. The increase in interest expense was primarily due to the increase in the average debt outstanding. Depreciation expense increased due to the 1998 restructuring and releasing of the operating lease. Administrative expense reimbursements increased due to an

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                               September 30, 1998

increase in the average size of the portfolio from 1997 to 1998. The change in minority interest in joint venture was due primarily to 1997-B recording a significant provision for bad debts in 1998. Amortization of initial direct costs decreased from 1997 to 1998 due to a decrease in the portfolio of leases which are subject to initial direct costs.

      Net income for the three months ended September 30, 1998 and 1997 was $53,504 and $935,855, respectively. The net income per weighted average limited partnership unit was $.09 and $1.52 for 1998 and 1997, respectively.

Nine Months Ended September 30, 1998 and 1997

      For the nine months ended September 30, 1998 and 1997, the Partnership leased or financed equipment with an initial cost of $48,415,867 and $29,316,817, respectively, to 137 and 54 lessees or equipment users, respectively. The weighted average initial transaction term relating to these transactions was 49 and 51 months, respectively.

      Revenues for the nine months ended September 30, 1998 were $7,252,127, representing an increase of $1,336,059 or 23% from 1997. The increase in revenues is attributable to an increase in finance income of $1,421,121 or 52%, an increase in rental income of $407,063 or 29% and a change in income (loss) from equity investment in joint ventures of $350,334. These increases were partially offset by a decrease in net gain on sales or remarketing of equipment of $534,514 or 50% and a decrease in interest income and other of $307,945 or 40%. Finance income increased due to the increase in the average size of the portfolio from 1997 to 1998. The Partnership's operating lease with Alaska Air terminated in the second quarter 1997, at which point the aircraft was released to Aero Mexico. Rents under the new Aero Mexico lease are greater than rents under the previous Alaska Air lease. The loss from equity investment in joint venture as of September 30, 1997 was due primarily to a provision for bad debts recorded for 1997-A. The net gain on sales or remarketing of equipment decreased due to a decrease in the number of leases maturing and the underlying equipment being sold or remarketed, for which the proceeds received were in excess of the average carrying value of the equipment. Interest income and other income decreased as a result of a decrease in the average cash balance from 1997 to 1998.

      Expenses for the nine months ended September 30, 1998 were $6,793,375, representing an increase of $2,676,688 or 65% from 1997. The increase in expenses is attributable to an increase in the provision for bad debt of $1,249,998 or 100%, an increase in interest expense of $1,215,397 or 64%, an increase in management fees of $222,433 or 31%, an increase in administrative expense reimbursements of $125,563 or 33%, an increase in general and administrative expense of $95,591 or 32% and an increase in depreciation expense of $40,617 or 11%. These increases were partially offset by a decrease in amortization of initial direct costs of $203,049 or 48% and a change in minority interest in joint venture of $57,423 or 428%. The increase in the provision for bad debts was as a result of the significant growth in receivables, an analysis of delinquency, an assessment of overall risk and a review of historical loss experience. Interest expense increased as a result of the increase in the average outstanding debt from 1997 to 1998. Management fees, administrative expense reimbursements and general and administrative expenses increased as a result of the increase in the average size of the portfolio from

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                               September 30, 1998

1997 to 1998. Depreciation expense increased due to the 1998 restructuring and releasing of the operating lease. Amortization of initial direct costs decreased due to a decrease in the portfolio of leases which are subject to initial direct costs from 1997 to 1998. The change in minority interest in joint ventures was due primarily to 1997-B recording a significant provision for bad debts in the third quarter 1998.

      Net income for the nine months ended September 30, 1998 and 1997 was $458,752 and $1,799,381, respectively. The net income per weighted average limited partnership unit was $.75 and $2.92 for 1998 and 1997, respectively.

Liquidity and Capital Resources

      The  Partnership's  primary  sources  of funds for the nine  months  ended
September 30, 1998 and 1997 were net cash provided by operations of $8,892,503 and $22,792,332, respectively, proceeds from sales of equipment of $2,119,134 and $14,802,451, respectively , proceeds from the warehouse line of credit of $20,703,918 and $2,684,035, respectively, proceeds from securitization debt of $41,308,464 in 1998 and proceeds from the revolving credit facility of $4,400,000 in 1997. These funds were used to purchase equipment, fund cash distributions and make payments on borrowings. The Partnership intends to continue to fund cash distributions utilizing cash provided by operations and proceeds from sales of equipment.

      Cash distributions to limited partners for the nine months ended September 30, 1998 and 1997, which were paid monthly, totaled $5,817,418 and $5,826,343, respectively, of which $454,164 and $1,781,387 was investment income and $5,363,254 and $4,044,956 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners was 12.75% for 1998 and 1997, of which 1.0% and 3.90% was investment income and 11.75% and 8.85% was a return of capital, respectively, calculated as a percentage of each partner's initial capital contribution. The limited partner distribution per weighted average unit outstanding for the nine months ended September 30, 1998 and 1997 was $9.56, of which $.34 and $2.92 was investment income and $8.81 and $6.64 was a return of capital, respectively.

         The Partnership's Reinvestment Period ended on July 31, 1998. The Disposition Period began August 1, 1998, at which time the Partnership began the orderly termination of its operations and affairs. During the Disposition Period the Partnership has, and will continue to distribute substantially all distributable cash from operations and sales to the Partners. The Partnership has not, and will not reinvest in any leased equipment during the Disposition Period. As a result of the Partnership's entering into the Disposition Phase, future monthly distributions could, and are expected to fluctuate depending on the amount of asset sale and re-lease proceeds received during that period.

      As of September 30, 1998, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on liquidity. As cash is realized from operations and sales of equipment, the Partnership will make cash distributions, where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by the Partnership during the quarter ended September 30, 1998.

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

                                     ICON Cash Flow Partners, L.P., Series E
                                     File No. 33-44413 (Registrant)
                                     By its General Partner,
                                     ICON Capital Corp.




      November 16, 1998              /s/ Gary N. Silverhardt
------------------------------       -------------------------------------------
            Date                     Gary N. Silverhardt
                                     Senior Vice President and CFO
                                     (Principal financial and account officer of
                                     the General Partner of the Registrant)