Form 10-Q/A
period 1998-09-30
ICON CASH FLOW PARTNERS L P SERIES E
filed 1999-02-23
CIK 881788

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

5.  Year 2000

     The Partnership relies on computer information systems for its transaction processing and for general data processing. The Year 2000 issue arose because many existing computer programs have been written using two digits rather than four to define the applicable year. As a result, the program could interpret dates ending in "00" as the year 1900 rather than the year 2000. In certain cases, such errors could result in system failures or miscalculations that disrupt the operation of the affected businesses.

     The Partnership uses computer information systems provided by the General Partner and has no computer information systems of its own. The software related to the General Partner's primary computer information systems are provided by third parties vendors. The General Partner has formally communicated with these vendors and has received assurance that their programs are Year 2000 compliant. In addition, the General Partner has gathered information about the Year 2000 readiness of significant vendors and third-party servicers and continues to monitor developments in this area. All of the General Partner's peripheral computer technologies, such as its network operating system and third party software applications, including payroll and electronic banking have been evaluated and have been found to be Year 2000 compliant. The ultimate impact of the Year 2000 issue on the Partnership will depend to a great extent on the manner in which the issue is addressed by the Partnership's lessees. Each of the Partnership's lessees will have a material self interest in resolving any Year 2000 issue, however, non-compliance on the part of a lessee could result in lost or delayed revenues to the Partnership. The effect of this risk to the Partnership is not determinable.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

        Notes to Unaudited Consolidated Financial Statements - Continued

     The General Partner is responsible for costs relating to the assessment and development of its Year 2000 compliance remediation plan, as well as the testing of the hardware and software owned or licensed for its personal computers. The General Partner's costs incurred to date and expected future costs are not material.

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

     The Partnership relies on computer information systems for its transaction processing and for general data processing. The Year 2000 issue arose because many existing computer programs have been written using two digits rather than four to define the applicable year. As a result, the program could interpret dates ending in "00" as the year 1900 rather than the year 2000. In certain cases, such errors could result in system failures or miscalculations that disrupt the operation of the affected businesses.

     The Partnership uses computer information systems provided by the General Partner and has no computer information systems of its own. The software related to the General Partner's primary computer information systems are provided by third parties vendors. The General Partner has formally communicated with these vendors and has received assurance that their programs are Year 2000 compliant. In addition, the General Partner has gathered information about the Year 2000 readiness of significant vendors and third-party servicers and continues to monitor developments in this area. All of the General Partner's peripheral computer technologies, such as its network operating system and third party software applications, including payroll and electronic banking have been evaluated and have been found to be Year 2000 compliant. The ultimate impact of the Year 2000 issue on the Partnership will depend to a great extent on the manner in which the issue is addressed by the Partnership's lessees. Each of the Partnership's lessees will have a material self interest in resolving any Year 2000 issue, however, non-compliance on the part of a lessee could result in lost or delayed revenues to the Partnership. The effect of this risk to the Partnership is not determinable.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                               September 30, 1998

     The General Partner is responsible for costs relating to the assessment and development of its Year 2000 compliance remediation plan, as well as the testing of the hardware and software owned or licensed for its personal computers. The General Partner's costs incurred to date and expected future costs are not material.

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

                                     ICON Cash Flow Partners, L.P., Series E
                                     File No. 33-44413 (Registrant)
                                     By its General Partner,
                                     ICON Capital Corp.




      February 18, 1999              /s/ Kevin F. Redmond
------------------------------       -------------------------------------------
            Date                     Kevin F. Redmond
                                     Vice President and Chief Financial Officer
                                     (Principal financial and account officer of
                                     the General Partner of the Registrant)