Form 10-K
period 1998-12-31
ICON CASH FLOW PARTNERS L P SERIES E
filed 1999-03-31
CIK 881788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] Annual Report  Pursuant to Section 13 or 15(d) of the Securities  Exchange
      Act of 1934 [Fee Required]

For the fiscal year ended                       December 31, 1998
                          ------------------------------------------------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [Fee Required]

For the transition period from                       to
                               ---------------------    ------------------------

Commission File Number                            33-44413
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

-------------------------------------     --------------------------------------

-------------------------------------     --------------------------------------



Securities registered pursuant to Section 12(g) of the Act:
  Units of Limited Partnership Interests

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

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 1998

                                TABLE OF CONTENTS

Item                                                                       Page
----                                                                       ----
PART I

1.   Business                                                               3-5

2.   Properties                                                               5

3.   Legal Proceedings                                                        5

4.   Submission of Matters to a Vote of Security Holders                      5

PART II

5.   Market for the Registrant's Securities and Related
     Security Holder Matters                                                  5

6.   Selected Consolidated Financial and Operating Data                       6

7.   General Partner's Discussion and Analysis of Financial
     Condition and Results of Operations                                   7-11

8.   Consolidated Financial Statements and Supplementary Data             12-32

9.   Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                                     33

PART III

10.  Directors and Executive Officers of the Registrant's
     General Partner                                                      33-34

11.  Executive Compensation                                                  35

12.  Security Ownership of Certain Beneficial Owners
     and Management                                                          35

13.  Certain Relationships and Related Transactions                          36

PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K         36

SIGNATURES                                                                   37

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 1998

PART I

Item 1.  Business

General Development of Business

     ICON Cash Flow Partners, L.P., Series E (the "Partnership") was formed in November 1991 as a Delaware limited partnership. The Partnership commenced business operations on its initial closing date, July 6, 1992, with the admission of 13,574.17 limited partnership units. Between July 7, 1992 and December 31, 1992, 236,021.97 additional units were admitted and from January 1, 1993 to July 31, 1993 (the final closing date), 360,815.37 additional units were admitted bringing the final admission to 610,411.51 units totaling $61,041,151 in capital contributions. From 1994 through 1997, the Partnership redeemed 1,966 limited partnership units. The Partnership redeemed 590 limited partnership units in 1998, leaving 607,855.51 limited partnership units outstanding at December 31, 1998. The sole general partner is ICON Capital Corp. (the "General Partner").

     The Partnership's reinvestment period ended July 31, 1998. The disposition period began on August 1, 1998 and is expected to continue through July 2003. During the disposition period the Partnership has and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and begin the orderly termination of its operations and affairs. The Partnership has not and will not invest in any additional finance or lease transactions during the disposition period. During the disposition period the Partnership expects to recover, at a minimum, the carrying value of its assets.

Narrative Description of Business

     The Partnership is an equipment leasing income fund. The principal investment objective of the Partnership is to obtain the maximum economic return from its investments for the benefit of its limited partners. To achieve this objective, the Partnership has: (1) acquired a diversified portfolio of leases and financing transactions; (2) made monthly cash distributions to its limited partners from cash from operations, commencing with each limited partner's admission to the Partnership, (3) re-invested substantially all undistributed cash from operations and cash from sales in additional equipment and financing transactions during the reinvestment period; and (4) begun to sell the Partnership's investments and distribute the cash from sales of such investments to its limited partners.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 1998

     The equipment leasing industry is highly competitive. In initiating its leasing transactions the Partnership competed with leasing companies, manufacturers that lease their products directly, equipment brokers and dealers and financial institutions, including commercial banks and insurance companies. Many competitors are larger than the Partnership and have greater financial resources.

     The Partnership has no direct employees. The General Partner has full and exclusive discretion in management and control of the Partnership.

Lease and Financing Transactions

     For the years ended December 31, 1998 and 1997, the Partnership purchased and leased or financed $53,254,390 and $23,112,295 of equipment, respectively, with a weighted average initial transaction term of 44 and 55 months, respectively, and invested $87,185 and $16,287,305 in joint ventures in 1998 and 1997, respectively. Included in the summary of equipment cost by category below is 100% of the equipment cost acquired by two joint ventures in which the Partnership has a 99% and 75% interest. The Partnership accounts for these investments by consolidating 100% of the assets and liabilities of the joint ventures and reflecting, as a liability, the related minority interests. The equipment purchased by three other joint ventures in which the Partnership has a less than 50% interest are not included in this table. At December 31, 1998, the weighted average initial transaction term of the portfolio was 51 months. A summary of the portfolio equipment cost by category held at December 31, 1998 and 1997 is as follows:

                                    December 31, 1998        December 31, 1997
                                 ---------------------    ----------------------
Category                              Cost      Percent        Cost      Percent

Aircraft .....................   $ 23,010,250    19.1%    $ 18,756,214    23.2%
Manufacturing & production ...     18,915,472    15.7       20,968,594    26.0
Retail Systems ...............     18,029,410    15.0       11,084,351    13.7
Computer systems .............     16,795,387    13.9        8,286,038    10.2
Telecommunications ...........     11,218,104     9.3        4,647,599     5.7
Furniture and fixtures .......     11,068,318     9.2        4,501,588     5.5
Restaurant equipment .........      7,370,358     6.1        6,319,444     7.8
Medical ......................      3,215,121     2.7          961,641     1.1
Automotive ...................      2,311,216     1.9          521,190      .6
Construction .................      1,594,293     1.3          461,084      .6
Material handling ............      1,481,333     1.2        1,682,510     2.0
Sanitation ...................      1,054,294      .9             --       --
Miscellaneous ................      4,521,350     3.7        2,882,197     3.6
                                 ------------   -----     ------------   -----

                                 $120,584,906   100.0%    $ 81,072,450   100.0%
                                 ============   =====     ============   =====

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 1998

     The Partnership has one lease which individually represents greater than 10% of the total portfolio equipment cost at December 31, 1998. The lease is with Aerovias de Mexico, S.A. de C.V. ("Aero Mexico"); the underlying equipment is an aircraft and the asset represented 17.2% of the total portfolio cost at December 31, 1998.

Item 2.  Properties

     The Partnership neither owns nor leases office space or equipment for the purpose of managing its day-to-day affairs.

Item 3.  Legal Proceedings

     The Partnership is not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.

PART II

Item 5.  Market for the  Registrant's  Securities  and Related  Security  Holder
         Matters

     The Partnership's limited partnership interests are not publicly traded nor is there currently a market for the Partnership's limited partnership interests. It is unlikely that any such market will develop.

                                        Number of Equity Security Holders
           Title of Class                       as of December 31,
           --------------               ---------------------------------
                                              1998              1997
                                              ----              ----

           Limited partners                  3,736             3,748
           General Partner                       1                 1

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 1998

Item 6.  Selected Consolidated Financial and Operating Data

                                                         Years Ended December 31,
                                 --------------------------------------------------------------------
                                     1998           1997          1996         1995          1994
                                     ----           ----          ----         ----          ----

Total revenues ...........       $ 10,087,667   $ 7,611,293   $ 9,849,216   $12,180,865   $11,574,281
                                 ============   ===========   ===========   ===========   ===========

Net income ...............       $  1,047,706   $ 2,368,585   $ 2,243,883   $ 1,585,802   $ 1,527,095
                                 ============   ===========   ===========   ===========   ===========

Net income allocable
  to limited partners ....       $  1,037,229   $ 2,344,899   $ 2,221,444   $ 1,569,944   $ 1,511,824
                                 ============   ===========   ===========   ===========   ===========

Net income allocable
  to the General Partner .       $     10,477   $    23,686   $    22,439   $    15,858   $    15,271
                                 ============   ===========   ===========   ===========   ===========

Weighted average
  limited partnership
  units outstanding ......            608,273       609,211       609,503       609,650       610,080
                                 ============   ===========   ===========   ===========   ===========

Net income per
  weighted average limited
  partnership unit .......       $       1.71   $      3.85   $      3.64   $      2.58   $      2.48
                                 ============   ===========   ===========   ===========   ===========

Distributions to
  limited partners .......       $  7,755,553   $ 7,768,316   $ 7,771,164   $ 7,773,082   $ 8,390,043
                                 ============   ===========   ===========   ===========   ===========

Distributions to the
  General Partner ........       $     78,338   $    78,468   $    78,496   $    78,512   $    78,582
                                 ============   ===========   ===========   ===========   ===========

                                                          Years Ended December 31,

                                     1998         1997          1996          1995           1994
                                     ----         ----          ----          ----           ----

Total assets                     $86,918,230   $66,917,017   $77,934,170   $95,508,881   $116,090,367
                                 ===========   ===========   ===========   ===========   ============

Partners' equity                 $16,876,070   $23,689,694   $29,192,964   $34,807,701   $ 41,075,863
                                 ===========   ===========   ===========   ===========   ============

     The  above  selected   consolidated   financial  data  should  be  read  in
conjunction with the consolidated financial statements and related notes appearing elsewhere in this report.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 1998

Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership's portfolio consisted of a net investment in finance leases, financings, operating leases and equity investments in joint ventures representing 50%, 28%, 20% and 2% of total investments at December 31, 1998, respectively, and 46%, 20%, 31% and 3% of total investments at December 31, 1997, respectively.

Results of Operations

Years Ended December 31, 1998 and 1997

     For the years ended December 31, 1998 and 1997, the Partnership purchased and leased or financed equipment with an initial cost of $53,254,390 and $23,112,295, respectively, to 177 and 447 lessees or equipment users, respectively.

     Revenues for the year ended December 31, 1998 were $10,087,667, representing an increase of $2,476,374 or 33% from 1997. The increase in revenues resulted primarily from an increase in finance income of $2,796,741 or 83%, an increase in rental income of $436,325 or 22%, and an increase in income from equity investments in joint ventures of $231,991 or 217%. These increases were partially offset by a decrease in net gain on sales or remarketing of equipment of $557,256 or 46% and a decrease in interest income and other of $431,427 or 46%. Finance income increased due to an increase in the average size of the finance lease portfolio from 1997 to 1998. The Partnership's operating lease with Alaska Air terminated in April 1997 and the asset was subsequently released to Aero Mexico in June 1997. Rental income increased due to contractual rents under the new Aero Mexico lease being greater than contractual rents under the Alaska Air lease. The Partnership contributed equipment lease and finance receivables, residuals and cash totaling $16,287,305 to ICON Receivables 1997-A L.L.C. ("1997-A"), a joint venture, in September 1997. Income from the equity investments in joint ventures for 1997 includes three months of income related to the 1997-A investment compared to twelve months for 1998. The net gain on sales or remarketing of equipment decreased due to a decrease in the number of leases maturing in which the underlying equipment was sold or remarketed, for which the proceeds received were in excess of the average carrying value of the equipment. The decrease in interest income and other was due primarily to the decrease in interest income related to a loan from the Partnership to an affiliate, ICON Asset Acquisition L.L.C. The loan was repaid in August 1997.

     Expenses for the year ended December 31, 1998 were $9,039,961, representing an increase of $3,797,253 or 72% from 1997. The increase in expenses resulted primarily from an increase in interest expense of $2,024,584 or 82%, an increase in the provision for bad debts of $1,275,088, an increase in management fees of $288,032 or 31%, an increase in administrative expense reimbursements of $171,074 or 35%, an increase in general and administrative expense of $187,820 or 51%, an increase in depreciation expense of $69,884 or 15% and an increase in minority interest in joint ventures of $7,088 or 12%. These increases were partially offset by a decrease in amortization of initial direct costs of $226,318 or 49%.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 1998

     Interest expense increased due to an increase in the average debt outstanding from 1997 to 1998. As a result of the ongoing analysis of delinquency trends, loss experience and an assessment of overall credit risk, the Partnership recorded a $1,275,089 provision for bad debt. Management fees, administrative expense reimbursements and general and administrative expenses increased due to an increase in the average size of the portfolio from 1997 to 1998. Depreciation expense increased due to the Partnership's 1998 restructuring and releasing of its operating lease. Minority interest expense increased as a result of an increase in the net income of its consolidated joint venture, ICON Receivables 1997-B ("1997-B"). Although 1997-B increased its bad debt provision significantly in 1998, the entity's net income increased due to the increase in finance income related to the increase in the average size of the finance lease portfolio from 1997 to 1998. Amortization of initial direct costs decreased due to a decrease in the average size of the portfolio subject to initial direct costs from 1997 to 1998.

     Net income for the years ended December 31, 1998 and 1997 was $1,047,706 and $2,368,585, respectively. The net income per weighted average limited partnership unit was $1.71 and $3.85 for 1998 and 1997, respectively.

Years Ended December 31, 1997 and 1996

     For the years ended December 31, 1997 and 1996, the Partnership purchased and leased or financed equipment with an initial cost of $23,112,295 and $20,226,129, respectively, to 447 and 157 lessees or equipment users, respectively.

     Revenues for the year ended December 31, 1997 were $7,611,293, representing a decrease of $2,237,923 or 23% from 1996. The decrease in revenues resulted primarily from a decrease in finance income of $1,227,017 or 27%, a decrease in net gain on sales or remarketing of equipment of $732,621 or 38%, a decrease in rental income of $697,397 or 26% and a decrease in income from leveraged leases of $200,517 or 100% from 1996. These decreases were partially offset by an increase in interest income and other of $518,440 or 125% and an increase in income from equity investment in joint ventures of $101,189. The overall decrease in finance income resulted from a decrease in the average size of the finance lease portfolio from 1996 to 1997. The decrease in net gain on sales or remarketing of equipment was due to a decrease in the number of leases maturing in which the underlying equipment was sold or remarketed for which the proceeds received were in excess of the remaining carrying value. The Partnership's operating lease with Alaska Air terminated in April 1997. The asset was subsequently leased to Aero Mexico in June 1997. Although contractual rents under the new Aero Mexico lease are greater than contractual rents under the Alaska Air lease, rental income decreased due to 1997 rental income representing nine months of contractual rents versus a full year of contractual rents in 1996. The decrease in income from leveraged leases was due to the 1996 sale of the underlying equipment relating to the Partnership's investment in leveraged leases. Interest income increased due to the Partnership's 1997 short-term loans to ICON Asset Acquisition and to ICON Cash Flow Partners, L.P., Series D (See
Note 8 Related Party Transactions for a discussion of these notes). Income from equity investment in joint ventures increased as a direct result of the Partnership's September 1997 contribution to ICON Receivables 1997-A L.L.C. This contribution consisted of equipment lease and finance receivables, residuals and cash totaling $16,287,305.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 1998

     Expenses for the year ended December 31, 1997 were $5,242,708, representing a decrease of $2,362,625 or 31% from 1996. The decrease in expenses resulted primarily from a decrease in provision for bad debts of $400,000 or 100%, a decrease in amortization of initial direct costs of $426,340 or 48%, a decrease in depreciation expense of $586,092 or 55%, a decrease in general and administrative expense of $237,588 or 39%, a decrease in management fees of $200,608 or 18%, a decrease in interest expense of $486,489 or 16% and a decrease in administrative expense reimbursements of $76,854 or 14%. These decreases were partially offset by an increase in minority interest in joint ventures of $51,346 from 1996. Based on the ongoing analysis of delinquency trends, loss experience and an assessment of overall credit risk, the Partnership determined that no provision for bad debts was required for the year ended December 31, 1997. Amortization of initial direct costs, general and administrative expense, administrative expense reimbursement and management fees decreased due to a decrease in the average size of the portfolio from 1996 to 1997. Depreciation expense decreased due to the Partnership's reduced investment in operating leases. Interest expense decreased due to a decrease in the average debt outstanding from 1996 to 1997. The increase in minority interest in joint venture resulted from the Partnership's September 1997 investment in a joint venture.

     Net income for the years ended December 31, 1997 and 1996 was $2,368,585 and $2,243,883, respectively. The net income per weighted average limited partnership unit was $3.85 and $3.64 for 1997 and 1996, respectively.

Liquidity and Capital Resources

     The Partnership's reinvestment period ended July 31, 1998. The disposition period began on August 1, 1998 and is expected to continue through July 2003. During the disposition period the Partnership has and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and begin the orderly termination of its operations and affairs. The Partnership has not and will not invest in any additional finance or lease transactions during the disposition period. During the disposition period the Partnership expects to recover, at a minimum, the carrying value of its assets.

     As a result of the Partnership's entering into the disposition period, future monthly distributions are expected to fluctuate depending on the amount of asset sale and re-lease proceeds received during that period.

     The Partnership's primary sources of funds in 1998, 1997 and 1996 were net cash provided by operations of $12,745,950, $20,898,350 and $13,194,384, respectively, proceeds from sales of equipment of $2,493,691, $15,313,194 and $10,358,637, respectively, proceeds from a warehouse line of credit of $20,703,918 and $16,365,451 in 1998 and 1997, respectively, proceeds from securitization debt of $41,175,000 in 1998 and proceeds from a revolving credit facility of $4,400,000 and $13,780,000 in 1997 and 1996, respectively. These funds were used to purchase equipment, fund cash distributions and make payments on borrowings.

      The Partnership's notes payable at December 31, 1998 and 1997 totaled $65,467,538 and $41,272,934, respectively, and consisted of $27,268,176 and
$21,575,994 in non-recourse notes, respectively, which are being paid directly to the lenders by the lessees, $1,224,266 and $3,596,070 in non-recourse residual value notes, respectively, which will be paid to the extent proceeds are available

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 1998


in excess of the Partnership's estimated unguaranteed residuals, $36,975,096 in securitization debt at December 31, 1998 and $16,100,870 outstanding under the 1997-B Warehouse Facility at December 31, 1997.

      In March 1997 three affiliates of the Partnership, ICON Cash Flow Partners, L.P., Series D ("Series D"), ICON Cash Flow Partners, L.P. Six ("L.P. Six") and ICON Cash Flow Partners L.P. Seven ("L.P. Seven"), contributed and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A LLC ("1997-A"), a special purpose entity created for the purpose of originating leases, managing existing contributed assets and securitizing its portfolio. In September 1997 the Partnership, L.P. Six and L.P. Seven contributed and assigned additional equipment lease and finance receivables and residuals to 1997-A. The Partnership, Series D, L.P. Six and L.P. Seven received a 31.19%, 17.81%, 31.03% and 19.97% interest, respectively, in 1997-A based on the present value of their related contributions. In September 1997, 1997-A securitized substantially all of its equipment leases and finance receivables and residuals. 1997-A became the beneficial owner of a trust. The Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions thereafter.

      In August 1997 the Partnership, L.P. Six and L.P. Seven formed ICON Receivables 1997-B L.L.C. ("1997-B"), a special purpose entity formed for the purpose of originating leases and securitizing its portfolio. The Partnership, L.P. Six and L.P. Seven contributed $2,250,000 (75.00% interest), $250,000 (8.33% interest) and $500,000 (16.67% interest), respectively to 1997-B. In order to fund the acquisition of leases, 1997-B obtained a warehouse borrowing facility from Prudential Securities Credit Corporation. In October 1998, 1997-B completed an equipment securitization. The net proceeds from the securitization of these assets were used to pay-off the remaining 1997-B warehouse facility balance and any remaining proceeds were distributed to the 1997-B members in accordance with their membership interests. The Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions thereafter.

     Cash distributions to the limited partners for the years ended December 31, 1998, 1997 and 1996, which were paid monthly, totaled $7,755,553, $7,768,316 and
$7,771,164,  respectively  of which  $1,037,229,  $2,344,899  and $2,221,444 was investment income and $6,718,324, $5,423,417 and $5,549,720 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners for the years ended December 31, 1998, 1997 and 1996 was 12.75%, of which 1.71%, 3.85% and 3.64% was investment income and 11.04%, 8.90% and 9.11% was a return of capital, respectively, calculated as a percentage of each partners' initial capital contribution. The limited partner distribution per weighted average unit outstanding for the years ended December 31, 1998, 1997 and 1996 was $12.75, of which $1.71, $3.85 and $3.64 was investment income and $11.04, $8.90 and $9.11 was a return of capital, respectively.

     As of December 31, 1998, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on liquidity. As cash is realized from operations and sales of equipment, the Partnership will distribute substantially all available cash, after retaining sufficient cash to meet its reserve requirements and recurring obligations.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 1998

Year 2000 Issue

    The Year 2000 issue arose because many existing computer programs have been written using two digits rather than four to define the applicable year. As a result, programs could interpret dates ending in "00" as the year 1900 rather than the year 2000. In certain cases, such errors could result in system failures or miscalculations that disrupt the operation of the affected businesses.

    The Partnership uses computer information systems provided by the General Partner and has no computer information systems of its own. The software related to the General Partner's primary computer information systems are provided by third party vendors. The General Partner has formally communicated with these vendors and has received assurance that their programs are Year 2000 compliant. In addition, the General Partner has gathered information about the Year 2000 readiness of significant vendors and third-party servicers and continues to monitor developments in this area. All of the General Partner's peripheral computer technologies, such as its network operating system and third party software applications, including payroll and electronic banking have been evaluated and have been found to be Year 2000 compliant. The ultimate impact of the Year 2000 issue on the Partnership will depend to a great extent on the manner in which the issue is addressed by the Partnership's lessees. Each of the Partnership's lessees will have a material self interest in resolving any Year 2000 issue, however, non-compliance on the part of a lessee could result in lost or delayed revenues to the Partnership. The effect of this risk to the Partnership is not determinable.

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

                                December 31, 1998

Item 8.  Consolidated Financial Statements and Supplementary Data

                   Index to Consolidated Financial Statements

                                                                  Page Number
                                                                  -----------
Independent Auditors' Report                                            14

Consolidated Balance Sheets as of
  December 31, 1998 and 1997                                         15-16

Consolidated Statements of Operations
  for the Years Ended
  December 31, 1998, 1997 and 1996                                      17

Consolidated Statements of Changes in Partners'
  Equity for the Years Ended
  December 31, 1998, 1997 and 1996                                      18

Consolidated Statements of Cash Flows
  for the Years Ended
  December 31, 1998, 1997 and 1996                                   19-21

Notes to Consolidated Financial Statements                           22-32

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                        Consolidated Financial Statements

                                December 31, 1998

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT



The Partners
ICON Cash Flow Partners, L.P., Series E:

We have audited the accompanying consolidated balance sheets of ICON Cash Flow Partners, L.P., Series E (a Delaware limited partnership) as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in partners' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in Note 1, the Partnership's reinvestment period ended July 31, 1998. The disposition period began on August 1, 1998 and is expected to continue through July 2003. During the disposition period the Partnership has and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and begin the orderly termination of its operations and affairs.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICON Cash Flow Partners, L.P., Series E as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.




                                             /s/ KPMG LLP
                                             -----------------------------------
                                             KPMG LLP



March 12, 1999
New York, New York

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheets

                                  December 31,

                                                   1998            1997
                                                   ----            ----

       Assets

Cash .......................................   $  2,336,094    $  9,460,337
                                               ------------    ------------

Investment in finance leases
   Minimum rents receivable ................     39,904,532      21,979,203
   Estimated unguaranteed residual values ..     11,545,261       7,380,296
   Initial direct costs ....................         11,986         225,158
   Unearned income .........................     (8,575,852)     (3,811,419)
   Allowance for doubtful accounts .........       (985,300)       (553,114)
                                               ------------    ------------
                                                 41,900,627      25,220,124

Investment in financings
   Receivables due in installments .........     28,310,139      13,732,305
   Initial direct costs ....................            106           1,117
   Unearned income .........................     (4,815,891)     (2,563,681)
   Allowance for doubtful accounts .........       (425,601)       (102,532)
                                               ------------    ------------
                                                 23,068,753      11,067,209

Investment in operating leases
   Equipment at cost .......................     20,707,984      20,707,984
   Accumulated depreciation ................     (3,409,972)     (2,864,469)
                                               ------------    ------------
                                                 17,298,012      17,843,515

Investments in unconsolidated joint ventures      1,264,148       1,556,123
                                               ------------    ------------

Accounts receivable from affiliates, net ...        160,151           7,104
                                               ------------    ------------

Other assets ...............................        890,445       1,762,605
                                               ------------    ------------

Total assets ...............................   $ 86,918,230    $ 66,917,017
                                               ============    ============




                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (continued)

                                   (unaudited)

                                                                  1998            1997
                                                                  ----            ----

       Liabilities and Partners' Equity

Notes payable - securitized debt ..........................   $ 36,975,096    $       --
Notes payable - non-recourse ..............................     28,492,442      25,172,064
Note payable - warehouse line of credit ...................           --        16,100,870
Security deposits, deferred credits and other payables ....      4,014,873       1,100,260
Minority interests in consolidated joint ventures .........        559,749         854,129
                                                              ------------    ------------
                                                                70,042,160      43,227,323
Commitments and Contingencies

Partners' equity (deficiency)
   General Partner ........................................       (351,105)       (283,244)
   Limited partners (607,856 and 608,446 units outstanding,
     $100 per unit original issue price in 1998 and 1997,
     respectively) ........................................     17,227,175      23,972,938
                                                              ------------    ------------

Total partners' equity ....................................     16,876,070      23,689,694
                                                              ------------    ------------

Total liabilities and partners' equity ....................   $ 86,918,230    $ 66,917,017
                                                              ============    ============















See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                        For the Years Ended December 31,


                                                1998         1997           1996
                                                ----         ----           ----
Revenues

   Finance income ......................   $ 6,147,030   $ 3,350,289   $ 4,577,306
   Rental income .......................     2,447,700     2,011,375     2,708,772
   Net gain on sales or remarketing
     of equipment ......................       652,164     1,209,420     1,942,041
   Interest income and other ...........       501,608       933,130       414,690
   Income from investments in
     unconsolidated joint ventures .....       339,165       107,079         5,890
   Income from leveraged leases, net ...          --            --         200,517
                                           -----------   -----------   -----------

   Total revenues ......................    10,087,667     7,611,293     9,849,216
                                           -----------   -----------   -----------

Expenses

   Interest ............................     4,495,629     2,471,045     2,957,534
   Provision for bad debts .............     1,275,089          --         400,000
   Management fees - General Partner ...     1,207,760       919,728     1,120,336
   Administrative expense reimbursements
     - General Partner .................       657,327       486,253       563,107
   Depreciation ........................       545,503       475,619     1,061,711
   General and administrative ..........       558,525       370,705       608,293
   Amortization of initial direct costs        235,302       461,620       887,960
   Minority interest expense in
     consolidated joint ventures .......        64,826        57,738         6,392
                                           -----------   -----------   -----------

   Total expenses ......................     9,039,961     5,242,708     7,605,333
                                           -----------   -----------   -----------

Net income .............................   $ 1,047,706   $ 2,368,585   $ 2,243,883
                                           ===========   ===========   ===========

Net income allocable to:
   Limited partners ....................   $ 1,037,229   $ 2,344,899   $ 2,221,444
   General Partner .....................        10,477        23,686        22,439
                                           -----------   -----------   -----------

                                           $ 1,047,706   $ 2,368,585   $ 2,243,883
                                           ===========   ===========   ===========

Weighted average number of limited
   partnership units outstanding .......       608,273       609,211       609,503
                                           ===========   ===========   ===========

Net income per weighted average
   limited partnership unit ............   $      1.71   $      3.85   $      3.64
                                           ===========   ===========   ===========

See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

              For the Years Ended December 31, 1998, 1997 and 1996

                           Limited Partner Distributions
                              Return of     Investment       Limited        General
                               Capital        Income         Partners       Partner      Total
                              ---------     ----------       --------       -------      -----
                            (Per weighted average unit)

Balance at
   December 31, 1995                                       $34,980,106    $(172,405)   $34,807,701

Cash distribution
   to partners                 $ 9.11         $3.64         (7,771,164)     (78,496)    (7,849,660)

Limited partnership
   units redeemed
   (193 units)                                                  (8,960)         -           (8,960)

Net income                                                   2,221,444       22,439      2,243,883
                                                           -----------    ---------    -----------

Balance at
   December 31, 1996                                        29,421,426     (228,462)    29,192,964

Cash distribution
   to partners                 $ 8.90         $3.85         (7,768,316)     (78,468)    (7,846,784)

Limited partnership
   units redeemed
   (1,000 units)                                               (25,071)         -          (25,071)

Net income                                                   2,344,899       23,686      2,368,585
                                                           -----------    ---------    -----------

Balance at
   December 31, 1997                                        23,972,938     (283,244)    23,689,694

Cash distribution
   to partners                 $11.04         $1.71         (7,755,553)     (78,338)    (7,833,891)

Limited partnership
   units redeemed
   (590 units)                                                 (27,439)         -          (27,439)

Net income                                                   1,037,229       10,477      1,047,706
                                                           -----------    ---------    -----------

Balance at
   December 31, 1998                                       $17,227,175    $(351,105)   $16,876,070
                                                           ===========    =========    ===========


See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                        For the Years Ended December 31,

                                                                             1998            1997           1996
                                                                             ----            ----           ----
Cash flows from operating activities:
    Net income ......................................................   $  1,047,706    $  2,368,585    $  2,243,883
                                                                        ------------    ------------    ------------
    Adjustments to reconcile net income to
    net cash provided by operating activities:
       Depreciation .................................................        545,503         475,619       1,061,711
       Rental income-assigned operating lease receivables ...........     (2,447,700)     (2,011,375)     (2,708,772)
       Finance income portion of receivables paid directly
         to lenders by lessees ......................................     (2,120,403)     (1,062,414)     (1,841,636)
       Amortization of initial direct costs .........................        235,302         461,620         887,960
       Net gain on sales or remarketing of equipment ................       (652,164)     (1,209,420)     (1,942,041)
       Interest expense on non-recourse financing
         paid directly by lessees ...................................      2,484,621       1,443,747       2,119,196
       Interest expense accrued on recourse debt ....................           --              --           369,823
       Income from leveraged leases, net ............................           --              --          (200,517)
       Income from investments in
         unconsolidated joint ventures ..............................       (339,165)       (107,079)         (5,890)
       Minority interest expense in consolidated joint ventures .....         64,826          57,738           6,392
       Changes in operating assets and liabilities:
          Collection of principal - non-financed receivables ........      8,535,799       8,224,989       8,825,469
          Allowance for doubtful accounts ...........................        596,638        (452,294)        487,729
          Accounts receivable from General Partner
            and affiliates, net .....................................       (153,048)           --              --
          Distributions received from
            unconsolidated joint ventures ...........................        722,760      14,829,488            --
          Investments in unconsolidated joint ventures ..............        (87,185)       (740,000)        (15,955)
          Other assets ..............................................      1,027,060      (1,700,223)      4,456,903
          Security deposits, deferred credits and
            other payables ..........................................      2,914,613        (248,106)     (1,282,927)
          Accounts payable to General Partner
              and affiliates, net ...................................           --          (113,746)        106,642
          Minority interests in consolidated joint ventures .........       (359,206)        750,667          (2,392)
          Other, net ................................................        729,993         (69,446)        628,806
                                                                        ------------    ------------    ------------
            Total adjustments .......................................     11,698,244      18,529,765      10,950,501
                                                                        ------------    ------------    ------------

         Net cash provided by operating activities ..................     12,745,950      20,898,350      13,194,384
                                                                        ------------    ------------    ------------

Cash flows from investing activities:
    Proceeds from sales of equipment ................................      2,476,110      15,313,194      10,358,637
    Equipment and receivables purchased .............................    (35,359,198)    (23,183,848)    (21,495,108)
    Initial direct costs ............................................           --              --           (80,408)
                                                                        ------------    ------------    ------------

          Net cash used in investing activities .....................    (32,883,088)     (7,870,654)    (11,216,879)
                                                                        ------------    ------------    ------------

                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (continued)

                        For the Years Ended December 31,

                                                                     1998            1997           1996
                                                                     ----            ----           ----

Cash flows from financing activities:
    Proceeds from warehouse line of credit ..................     20,703,918      16,365,451            --
    Principal payments on warehouse line of credit ..........    (36,804,788)       (264,581)           --
    Proceeds of securitized debt ............................     41,175,000            --              --
    Principal payments on securitized debt ..................     (4,199,905)           --              --
    Proceeds from revolving credit facility .................           --         4,400,000      13,780,000
    Principal payments on revolving credit facility .........           --       (17,400,000)     (8,195,741)
    Loans to affiliates .....................................           --       (11,280,328)           --
    Principal payments received on affiliate notes ..........           --        11,280,328            --
    Redemption of limited partnership units .................        (27,439)        (25,071)         (8,960)
    Cash distributions to partners ..........................     (7,833,891)     (7,846,784)     (7,849,660)
    Principal payments on secured financing .................           --              --        (4,326,164)
                                                                ------------    ------------    ------------

          Net cash provided by (used in) financing activities     13,012,895      (4,770,985)     (6,600,525)
                                                                ------------    ------------    ------------

    Net (decrease) increase in cash .........................     (7,124,243)      8,256,711      (4,623,020)

Cash at beginning of year ...................................      9,460,337       1,203,626       5,826,646
                                                                ------------    ------------    ------------

Cash at end of year .........................................   $  2,336,094    $  9,460,337    $  1,203,626
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

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                      Statements of Cash Flows (Continued)

Supplemental Disclosures of Cash Flow Information

    Interest expense of $4,495,629, $2,471,045 and $2,957,534 for the years ended December 31, 1998, 1997 and 1996 consisted of: interest expense on non-recourse financing accrued or paid directly to lenders by lessees of $2,484,621, $1,443,747 and $2,119,196, respectively, interest on revolving credit facility of $0, $866,922 and $369,577 respectively, interest on the 1997-B warehouse facility of $985,698, $160,376 and $0, respectively, other interest of $132, $0 and $37,212, respectively, interest on securitized debt of $1,025,178 in 1998 and interest on secured financing of $243,397 in 1996.

    For the years ended December 31, 1998, 1997 and 1996, non-cash activities included the following:

                                                        1998            1997           1996
                                                        ----            ----           ----

Decrease in investments in finance leases and
  financings due to contribution to
  unconsolidated joint venture .................   $       --      $ 15,547,305    $       --
Increase in investments in
  unconsolidated joint venture .................           --       (15,547,305)           --

Principal and interest on finance receivables
  paid directly to lender by lessees ...........     12,172,619       7,212,307      10,204,662
Rental Income
  - assigned operating lease receivables .......      2,447,700       2,011,375         677,193
Principal and interest on non-recourse financing
  paid directly by lessees .....................    (14,620,319)     (9,223,682)    (10,881,855)

Decrease in investment in finance leases due
  to terminations ..............................      2,439,116       1,216,922       3,370,870
Decrease in notes payable-non-recourse due to
  terminations .................................     (2,439,116)     (1,216,922)     (3,370,870)

Non-recourse notes payable assumed in
  purchase price - finance and operating leases      17,895,192            --              --
Fair value of equipment and receivables
  purchased for debt and payables ..............    (17,895,192)           --              --
                                                   ------------    ------------    ------------

                                                   $       --      $       --      $       --
                                                   ============    ============    ============


                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                                December 31, 1998

1.   Organization

     ICON Cash Flow Partners, L.P., Series E (the "Partnership") was formed on November 7, 1991 as a Delaware limited partnership with an initial capitalization of $2,000. It was formed to acquire various types of equipment, to lease such equipment to third parties and, to a lesser degree, to enter into secured financing transactions. The Partnership's offering period commenced on June 5, 1992 and by its final closing on July 31, 1993, 610,411.51 units had been admitted into the Partnership with aggregate gross proceeds of $61,041,151. From 1994 through 1997, the Partnership redeemed 1,966 limited partnership units. The Partnership redeemed 590 limited partnership units in 1998 leaving 607,855.51 limited partnership units outstanding at December 31, 1998.

     The Partnership's reinvestment period ended July 31, 1998. The disposition period began on August 1, 1998 and is expected to continue through July 2003. During the disposition period the Partnership has and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and begin the orderly termination of its operations and affairs. The Partnership has not and will not invest in any additional finance or lease transactions during the disposition period. During the disposition period, the Partnership expects to recover, at a minimum, the carrying value of its assets.

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

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

2.   Significant Accounting Policies

     Basis of  Accounting  and  Presentation  - The  Partnership's  records  are maintained on the accrual basis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. In addition, management is required to disclose contingent assets and liabilities.

     Certain reclassifications have been made to prior years' statements to conform to the 1998 presentation.

     Consolidation - The consolidated financial statements include the accounts of the Partnership and its majority owned subsidiaries, ICON E Corp., ICON Cash Flow Partners L.L.C. I ("ICON Cash Flow LLC I") and ICON Receivables 1997-B L.L.C. ("1997-B"). All inter-company accounts and transactions have been eliminated. The Partnership accounts for its interests in less than 50% owned joint ventures under the equity method of accounting. In such cases, the Partnership's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions thereafter.

     Leases - The Partnership accounts for owned equipment leased to third parties as finance leases or operating leases, as appropriate. For finance leases, the Partnership records, at the inception of the lease, the total minimum lease payments receivable, the estimated unguaranteed residual values, the initial direct costs related to the leases and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the terms of the related leases using the interest method. For operating leases, equipment is recorded at cost and is depreciated on the straight-line method over the lease terms to their estimated fair market values at lease terminations. Related lease rentals are recognized on the straight-line method over the lease terms. Billed and uncollected operating lease receivables, net of allowance for doubtful accounts, are included in other assets. Initial direct costs of finance leases are capitalized and are amortized over the terms of the related leases using the interest method. Initial direct costs of operating leases are capitalized and amortized on the straight-line method over the lease terms. The Partnership's leases have terms ranging from two to eight years. Each lease is expected to provide aggregate contractual rents that, along with residual proceeds, return the Partnership's cost of its investments along with investment income.

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

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Disclosures About Fair Value of Financial Instruments - Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosures about the fair value of financial instruments. Separate disclosure of fair value information as of December 31, 1998 and 1997 with respect to the Company's assets and liabilities is not provided because (i) SFAS No. 107 does not require disclosures about the fair value of lease arrangements, (ii) the carrying value of financial assets, other than lease related investments, and payables approximates market value and (iii) fair value information concerning certain recourse and non-recourse debt obligations is not practicable to estimate without incurring excessive costs to obtain all the information that would be necessary to derive a market interest rate.

     Redemption of Limited Partnership Units - The General Partner consented to the partnership redeeming 590 limited partnership units during 1998. The redemption amount was calculated following the specific redemption formula in accordance with the Partnership agreement. Redeemed units have no voting rights and do not share in distributions. The Partnership agreement limits the number of units which can be redeemed in any one year and redeemed units may not be reissued. Redeemed limited partnership units are accounted for as a deduction from partners' equity.

     Allowance for Doubtful Accounts - The Partnership records a provision for bad debts to provide for estimated credit losses in the portfolio. The allowance for doubtful accounts is based on the ongoing analysis of delinquency trends, loss experience and an assessment of overall credit risk. The Partnership's write-off policy is based on an analysis of the aging of the Partnership's portfolio, a review of the non-performing receivables and leases, and prior collection experience. An account is fully reserved for or written off when the analysis indicates that the probability of collection of the account is remote.

     Impairment of Estimated Residual Values - In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which is effective beginning in 1996.

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

     New Accounting Pronouncements - In June 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 1999. The adoption of SFAS No. 133 is not expected to have a material effect on the Partnership's net income, partners' equity or total assets.

3.   Investments in Joint Ventures

     The Partnership and affiliates formed five joint ventures for the purpose of acquiring and managing various assets.

     The two joint ventures described below are majority owned and are consolidated with the Partnership.

     ICON Cash Flow Partners L.L.C. I

     In September 1994 the Partnership and an affiliate, ICON Cash Flow Partners L.P. Six ("L.P. Six"), formed a joint venture, ICON Cash Flow LLC I, for the purpose of acquiring and managing an aircraft which was on lease to Alaska Airlines, Inc. The Partnership and L.P. Six contributed 99% and 1% of the cash required for such acquisition, respectively, to ICON Cash Flow LLC I. ICON Cash Flow LLC I acquired the aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and L.P. Six. The lease is an operating lease. Profits, losses, excess cash and disposition proceeds are allocated 99% to the Partnership and 1% to L.P. Six. The Partnership's consolidated financial statements include 100% of the assets and liabilities of ICON Cash Flow LLC I. L.P. Six's investment in ICON Cash Flow LLC I has been reflected as "Minority interest in joint venture." The original lease term expired in April 1997 and Alaska Airline, Inc. returned the aircraft. In June 1997 ICON Cash Flow LLC I released the aircraft to Aero Mexico. The new lease is an operating lease which expires in October 2002.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

       ICON Receivables 1997-B L.L.C.

      In August 1997 the Partnership, L.P. Six and ICON Cash Flow Partners L.P. Seven ("L.P. Seven") formed 1997-B, a special purpose entity formed for the purpose of originating leases and securitizing its portfolio. The Partnership, L.P. Six and L.P. Seven contributed $2,250,000 (75.00% interest), $250,000 (8.33% interest) and $500,000 (16.67% interest), respectively to 1997-B. In order to fund the acquisition of leases, 1997-B obtained a warehouse borrowing facility from Prudential Securities Credit Corporation. In October 1998, 1997-B completed an equipment securitization. The net proceeds from the securitization of these assets were used to pay-off the remaining 1997-B warehouse facility balance and any remaining proceeds were distributed to the 1997-B members in accordance with their membership interests. The Partnership's consolidated financial statements include 100% of the assets and liabilities of 1997-B. L.P. Six and L.P. Seven's interests in 1997-B have been reflected as "minority interests in consolidated joint ventures."

     The three joint ventures described below are less than 50% owned and are accounted for following the equity method.

     ICON Cash Flow Partners L.L.C. II

     In March 1995 the Partnership and an affiliate, L.P. Six, formed ICON Cash Flow Partners L.L.C. II, ("ICON Cash Flow LLC II"), for the purpose of acquiring and managing an aircraft which was on lease to Alaska Airlines, Inc. The Partnership and L.P. Six contributed 1% and 99% of the cash required for such acquisition, respectively, to ICON Cash Flow LLC II. ICON Cash Flow LLC II acquired the aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and L.P. Six. The lease is an operating lease. Profits, losses, excess cash and disposition proceeds are allocated 1% to the Partnership and 99% to L.P. Six. The Partnership's investment in the joint venture is accounted for under the equity method. The original lease term expired in April 1997 and Alaska Airlines, Inc. returned the aircraft. In June 1997 ICON Cash Flow LLC II released the aircraft to Aero Mexico. The new lease is an operating lease which expires in September 2002.

      Information as to the financial position and results of operations of ICON Cash Flow LLC II as of and for the year ended December 31, 1998 is summarized below:

                                    December 31, 1998       December 31, 1997
                                    -----------------       -----------------

Assets                                 $16,133,442             $16,870,235
                                       ===========             ===========

Liabilities                            $11,161,002             $12,155,143
                                       ===========             ===========

Equity                                 $ 4,972,440             $ 4,715,092
                                       ===========             ===========

Partnership's share of equity          $    49,724             $    47,151
                                       ===========             ===========

                                      Year Ended              Year Ended
                                   December 31, 1998       December 31, 1997
                                   -----------------       -----------------
Net income                             $675,034                $798,989
                                       ========                ========

Partnership's share of net income      $  6,750                $  7,990
                                       ========                ========

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     ICON Cash Flow Partners L.L.C. III

     In December 1996 the Partnership and an affiliate, L.P. Seven, formed ICON Cash Flow Partners L.L.C. III ("ICON Cash Flow LLC III"), for the purpose of acquiring and managing an aircraft currently on lease to Continental Airlines, Inc. The Partnership and L.P. Seven contributed 1% and 99% of the cash required for such acquisition, respectively, to ICON Cash Flow LLC III. ICON Cash Flow LLC III acquired the aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and L.P. Seven. Profits, losses, excess cash and disposition proceeds are allocated 1% to the Partnership and 99% to L.P. Seven. The Partnership's investment in the joint venture is accounted for under the equity method.

     Information as to the financial position and results of operations of ICON Cash Flow LLC III at December 31, 1998 is summarized below:

                                       December 31, 1998    December 31, 1997

Assets                                  $   10,166,470       $    11,008,117
                                        ==============       ===============

Liabilities                             $    6,810,691       $     8,113,421
                                        ==============       ===============

Equity                                  $    3,355,779       $     2,894,696
                                        ==============       ===============

Partnership's share of equity           $       33,558       $        28,947
                                        ==============       ===============

                                          Year Ended           Year Ended
                                       December 31, 1998    December 31, 1997

Net income                              $      461,083       $       438,039
                                        ==============       ===============

Partnership's share of net income       $        4,611       $         4,380
                                        ==============       ===============

      ICON Receivables 1997-A L.L.C.

     In March 1997 three affiliates of the Partnership, ICON Cash Flow Partners, L.P., Series D ("Series D"), L.P. Six and L.P. Seven, contributed and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A L.L.C.("1997-A"), a special purpose entity created for the purpose of originating leases, managing existing contributed assets and securitizing its portfolio. In September 1997 the Partnership, L.P. Six and L.P. Seven contributed and assigned additional equipment lease and finance receivables and residuals to 1997-A. The Partnership, Series D, L.P. Six and L.P. Seven received a 31.19%, 17.81%, 31.03% and 19.97% interest, respectively, in 1997-A based on the present value of their related contributions. The Partnership's contributions amounted to $15,547,305 in assigned leases and $740,000 of cash in 1997 and $87,185 of cash in 1998. In September 1997, 1997-A securitized substantially all of its equipment leases and finance receivables and residuals. 1997-A became the beneficial owner of a trust. The Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions thereafter.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

      Information as to the financial position and results of operations of 1997-A as of and for the year ended December 31, 1998 is summarized below:

                                       December 31, 1998    December 31, 1997
                                       -----------------    -----------------
Assets                                  $    31,845,710      $    50,911,005
                                        ===============      ===============

Liabilities                             $    27,065,004      $    45,143,569
                                        ===============      ===============

Equity                                  $     4,780,706      $     5,767,436
                                        ===============      ===============

Partnership's share of equity           $     1,180,866      $     1,488,637
                                        ===============      ===============

                                           Year Ended           Year Ended
                                       December 31, 1998    December 31, 1997
                                       -----------------    -----------------
Net income                              $     1,050,957      $     1,298,430
                                        ===============      ===============

Partnership's share of net income       $       327,804      $        94,709
                                        ===============      ===============

Distributions                           $     2,367,147      $    33,965,442
                                        ===============      ===============

Partnership's share of distributions    $       722,760      $    14,829,488
                                        ===============      ===============

4.   Receivables Due in Installments

     Non-cancelable minimum annual amounts receivable on finance leases and financings are as follows:

                             Finance
                   Year      Leases      Financings      Total
                   ----      -------     ----------      -----
                   1999   $14,698,963   $ 9,217,528   $23,916,491
                   2000    11,201,021     7,843,471    19,044,492
                   2001     7,819,062     5,692,657    13,511,719
                   2002     5,192,497     3,820,330     9,012,827
             Thereafter       992,989     1,736,153     2,729,142
                          -----------   -----------   -----------
                          $39,904,532   $28,310,139   $68,214,671
                          ===========   ===========   ===========

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

5.   Investment in Operating Lease

     The investment in operating lease at December 31, 1998, 1997 and 1996 consisted of the following:

                                                 1998             1997           1996
                                                 ----             ----           ----

Equipment cost, beginning of year ........   $ 20,707,984    $ 20,771,628    $ 20,771,628

Lease termination ........................           --              --

End of lease settlement proceeds .........           --           (63,644)           --
                                             ------------    ------------    ------------

Equipment cost, end of year ..............     20,707,984      20,707,984      20,771,628
                                             ------------    ------------    ------------

Accumulated depreciation,
  beginning of year ......................     (2,864,469)     (2,388,850)     (1,327,139)

Depreciation .............................       (545,503)       (475,619)     (1,061,711)

Lease termination ........................           --              --              --
                                             ------------    ------------    ------------

Accumulated depreciation, end of year ....     (3,409,972)     (2,864,469)     (2,388,850)
                                             ------------    ------------    ------------

Initial direct costs, net of accumulated
  amortization, end of year ..............           --              --            81,600
                                             ------------    ------------    ------------

Investment in operating lease, end of year   $ 17,298,012    $ 17,843,515    $ 18,464,378
                                             ============    ============    ============

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

6.   Allowance for Doubtful Accounts

     The Allowance for Doubtful Accounts related to the investments in finance leases, financings and operating lease consisted of the following:

                                           Finance                    Operating
                                           Leases      Financings       Lease          Total
                                           -------     ----------     ---------        -----
Balance at December 31, 1995 .......   $   783,475    $   354,969    $   158,617    $ 1,297,061

     Charged to operations .........       380,000         20,000           --          400,000
     Accounts written off ..........      (400,494)      (117,739)          --         (518,233)
     Recovery on accounts previously
       written off .................        81,728          6,001           --           87,729
                                       -----------    -----------    -----------    -----------

Balance at December 31, 1996 .......       844,709        263,231        158,617      1,266,557

     Charged to operations .........          --             --             --             --
     Accounts written off ..........      (402,260)      (200,744)          --         (603,004)
     Recovery on account previously
       written off .................       110,665         40,045           --          150,710
                                       -----------    -----------    -----------    -----------

Balance at December 31, 1997 .......       553,114        102,532        158,617        814,263

     Charged to operations .........       689,585        744,121       (158,617)     1,275,089
     Accounts written-off ..........      (322,004)      (443,453)          --         (765,457)
     Recovery on account previously
       written-off .................        64,605         22,401           --           87,006
                                       -----------    -----------    -----------    -----------

Balance at December 31, 1998 .......   $   985,300    $   425,601    $      --      $ 1,410,901
                                       ===========    ===========    ===========    ===========

7.    Notes Payable

      As discussed in Note 3, in order to fund the acquisition of additional leases, 1997-B obtained a warehouse borrowing facility from Prudential Securities Credit Corporation (described herein as notes payable-warehouse line of credit). In October 1998, 1997-B completed an equipment securitization resulting in net proceeds of $41,175,000. These proceeds were used to pay-off $36,804,788 outstanding under the 1997-B warehouse line of credit. The remaining proceeds were distributed to the 1997-B members in accordance with their membership interests. The new securitized debt bears interest at a fixed rate of 6.19% and is payable from receivables related to the portfolio that secures it. At December 31, 1998, there was $36,975,096 outstanding under the notes payable-securitized debt.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 1998

     Notes payable, bearing interest at rates ranging from 5.2% to 16.5%, mature as follows:

                                  Notes Payable      Notes Payable
                      Year      Securitized Debt     Non-Recourse
                      ----      ----------------     ------------
                      1999        $11,515,649        $ 8,151,701
                      2000         10,346,842          5,854,717
                      2001          7,907,206          3,570,640
                      2002          5,560,741          7,409,161
                      2003          1,644,658          3,506,223
                                  -----------        -----------

                                  $36,975,096        $28,492,442
                                  ===========        ===========

     Included in notes payable - non-recourse above is $1,224,266 in notes payable due to various third parties in conjunction with the purchase and assignment of lease transactions as they relate to residual sharing agreements. The notes are payable only to the extent certain residuals are realized

8.   Related Party Transactions

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                               Charged to
                                            Capitalized        Operations
                                            -----------        ----------
Acquisition fees ....................       $   80,408         $     --
Management fees .....................             --            1,120,336
Administrative expense reimbursements             --              563,107
                                            ----------         ----------

Year ended December 31, 1996 ........       $   80,408         $1,683,443
                                            ==========         ==========

Acquisition fees ....................       $     --           $     --
Management fees .....................             --              919,728
Administration expense reimbursements             --              486,253
                                            ----------         ----------

Year ended December 31, 1997 ........       $     --           $1,405,981
                                            ==========         ==========

Acquisition fees ....................       $     --           $     --
Management fees .....................             --            1,207,760
Administrative expense reimbursements             --              657,327
                                            ----------         ----------

Year ended December 31, 1998 ........       $     --           $1,865,087
                                            ==========         ==========

     The   Partnership  has  investments  in  five  joint  ventures  with  other partnerships sponsored by the General Partner. See Note 3 for additional information relating to the joint ventures.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 1998

9.   Security Deposits, Deferred Credits and Other Payables

     Security deposits, deferred credits and other payables at December 31, 1998 and 1997 include $1,330,615 and $478,177, respectively, of proceeds received on residuals, which will be applied upon final remaketing of the related equipment.

10.  Subsidiary

     In December 1994, the Partnership formed a wholly owned subsidiary, ICON E Corp., a Massachusetts corporation formed for the purpose of managing equipment under lease located in the state of Massachusetts. Massachusetts partnerships are taxed on personal property at a higher rate than corporations, and therefore, to mitigate such excess property tax, certain leases are being managed by ICON E Corp., a corporation. The Partnership's consolidated financial statements include 100% of the accounts of ICON E Corp. As of December 31, 1998, there was no federal tax liability for ICON E Corp.

11.  Commitments and Contingencies

     The Partnership has entered into remarketing and residual sharing agreements with third parties. In connection therewith, remarketing or residual proceeds received in excess of specified amounts will be shared with these third parties based on specified formulas. For the years ended December 31, 1998, 1997 and 1996, the Partnership paid $1,701, $67,895 and $194,174 to third parties as their share of the proceeds.

12.  Tax Information (Unaudited)

     The following reconciles net income for financial reporting purposes to income for federal income tax purposes for the years ended December 31:

                                          1998           1997           1996
                                          ----           ----           ----
Net income per financial statements   $ 1,047,706    $ 2,368,585    $ 2,243,883

Differences due to:
   Direct finance leases ..........     5,618,432      7,067,155        179,872
   Depreciation ...................    (7,028,534)    (8,068,232)    (3,277,088)
   Provision for losses ...........       (33,272)      (331,712)       (30,505)
   Loss on sale of equipment ......     2,971,331        478,364     (2,116,223)
   Other ..........................      (887,487)      (532,585)      (279,948)
                                      -----------    -----------    -----------

Partnership income (loss) for
   federal income tax purposes ....   $ 1,688,176    $   981,575    $(3,280,009)
                                      ===========    ===========    ===========

      As of December 31, 1998, the partners' capital accounts included in the financial statements totaled $16,876,070 compared to the partners' capital accounts for federal income tax purposes of $20,793,783 (unaudited). The difference arises primarily from commissions reported as a reduction in the partners' capital for financial reporting purposes but not for federal income tax purposes, and temporary differences related to direct finance leases, depreciation and provision for losses.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 1998

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

PART III

Item 10.  Directors and Executive Officers of the Registrant's General Partner

     The General Partner, a Connecticut corporation, was formed in 1985. The General Partner's principal offices are located at 600 Mamaroneck Avenue, Harrison, New York 10528-1632, and its telephone number is (914) 698-0600. The officers of the General Partner have extensive experience with transactions involving the acquisition, leasing, financing and disposition of equipment, including acquiring and disposing of equipment subject to leases and full financing transactions.

     The manager of the Registrant's business is the General Partner. The General Partner is engaged in a broad range of equipment leasing and financing activities. Through its sales representatives and through various broker relationships throughout the United States, the General Partner offers a broad range of equipment leasing services.

     The General Partner is performing or causing to be performed certain functions relating to the management of the equipment of the Partnership. Such services include the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

     The officers and directors of the General Partner are as follows:

Beaufort J.B. Clarke         Chairman, Chief Executive Officer and Director

Paul B. Weiss                President and Director

Thomas W. Martin             Executive Vice President and Director

Kevin F. Redmond             Chief Financial Officer

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 1998

     Beaufort J. B. Clarke, age 53, is Chairman, Chief Executive Officer and Director of both the General Partner and ICON Securities Corp. (the "Dealer-Manager"). Prior to his present position, Mr. Clarke was founder and the President and Chief Executive Officer of Griffin Equity Partners, Inc. Mr. Clarke formerly was an attorney with Shearman and Sterling and has over 20 years of senior management experience in the United States leasing industry.

     Paul B. Weiss, age 38, is President and Director of the General Partner. Mr. Weiss has been exclusively engaged in lease portfolio acquisitions since 1988 from his affiliations with Griffin Equity Partners (as Executive Vice President and co-founder in 1993); Gemini Financial Holdings (as Senior Vice President-Portfolio Acquisitions and a member of the executive committee from 1991-1993) and Pegasus Capital Corporation (as Vice President-Portfolio Acquisitions). He was previously an investment banker and a commercial banker.

     Thomas W. Martin, age 45, is Executive Vice President of the General Partner and Director of the Dealer-Manager. Prior to his present position, Mr. Martin was the Executive Vice President and Chief Financial Officer of Griffin Equity Partners, Inc. Mr. Martin has 14 years of senior management experience in the leasing business.

     Kevin F. Redmond, age 36, is Chief Financial Officer of both the General Partner and the Dealer-Manager. Prior to his present position, Mr. Redmond was Vice President and Controller of the General Partner, Manager of Accounting at NationsCredit Corp. and Audit Manager with the accounting firm of Deloitte & Touche.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 1998

Item 11.  Executive Compensation

     The Partnership has no directors or officers. The General Partner and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December 31, 1998, 1997 and 1996.

      Entity            Capacity        Type of Compensation          1998         1997         1996
      ------            --------        --------------------          ----         ----         ----

ICON Capital Corp.  General Partner    Management fees             $1,207,760   $  919,728   $1,120,336
ICON Capital Corp.  General Partner    Administrative expense
                                         reimbursements               657,327      486,253      563,107
ICON Capital Corp.  Manager            Acquisition fees                  -            -          80,408
                                                                   ----------   ----------   ----------
                                                                   $1,865,087   $1,405,981   $1,763,851
                                                                   ==========   ==========   ==========

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) The registrant is a limited partnership and therefore does not have voting shares of stock. No person of record owns, or is known by the Partnership to own beneficially, more than 5% of any class of securities of the Partnership.

(b) As of March 15, 1999, Directors and Officers of the General Partner do not own any equity securities of the Partnership.

(c) The General Partner owns the equity securities of the Partnership set forth in the following table:

     Title                                                            Percent
   of Class                   Amount Beneficially Owned              of Class
   --------                   -------------------------              --------

General Partner     Represents initially a 1% and potentially a         100%
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

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 1998

Item 13.  Certain Relationships and Related Transactions

     See Item 11 for a discussion of the Partnership's reimbursable management fees and administrative expenses.

     See Note 3 for a discussion of the Partnership's related party investments in joint ventures.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

     3. Exhibits - The following exhibits are incorporated herein by reference:

          (i)  Form of  Dealer-Manager  Agreement  (Incorporated by reference to
               Exhibit 1.1 to Amendment No. 2 to Form S-1 Registration Statement No. 33-44413 filed with the Securities and Exchange Commission on June 4, 1992)

          (ii) Form of Selling Dealer  Agreement  (Incorporated  by reference to
               Exhibit 1.2 to Amendment No. 2 to Form S-1 Registration Statement No. 33-44413 filed with the Securities and Exchange Commission on June 4, 1992)

          (iii)Amended and Restated Agreement of Limited Partnership (Incorporated herein by reference to Exhibit A to Amendment No. 2 to Form S-1 Registration Statement No. 33-44413 filed with the Securities and Exchange Commission on June 4, 1992)

(b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Partnership during the quarter ended December 31, 1998.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 1998


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

                                  ICON CASH FLOW PARTNERS, L.P., Series E
                                  File No. 33-44413 (Registrant)
                                  By its General Partner, ICON Capital Corp.


Date:  March 31, 1999             /s/ Beaufort J.B. Clarke
                                  ------------------------
                                  Beaufort J.B. Clarke
                                  Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
sole General Partner of the Registrant

Date:  March 31, 1999             /s/ Beaufort J.B. Clarke
                                  --- ------------------------------------------
                                  Beaufort J.B. Clarke
                                  Chairman, Chief Executive Officer and Director


Date:  March 31, 1999             /s/ Paul B. Weiss
                                  ----------------------------------------------
                                  Paul B. Weiss
                                  President and Director


Date:  March 31, 1999             /s/ Kevin F. Redmond
                                  ----------------------------------------------
                                  Kevin F. Redmond
                                  Chief Financial Officer
                                  (Principal Financial and Account Officer)


Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrant Which have not Registered Securities Pursuant to
Section 12 of the Act

No annual report or proxy material has been sent to security holders. An annual report will be sent to the limited partners and a copy will be forwarded to the Commission.