Form 10-Q
period 1999-03-31
ICON CASH FLOW PARTNERS L P SERIES E
filed 1999-05-13
CIK 881788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                        March 31, 1999
                     -----------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                       to
                               ---------------------    ------------------------

Commission File Number                      0-27912
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

                           Consolidated Balance Sheets

                                   (unaudited)

                                                                 March 31,     December 31,
                                                                   1999            1998
                                                                 --------      -----------

       Assets

Cash .......................................................   $  2,791,744    $  2,336,094
                                                               ------------    ------------

Investment in finance leases
   Minimum rents receivable ................................     36,227,633      39,904,532
   Estimated unguaranteed residual values ..................     10,226,145      11,545,261
   Initial direct costs ....................................          5,415          11,986
   Unearned income .........................................     (7,495,976)     (8,575,852)
   Allowance for doubtful accounts .........................       (991,137)       (985,300)
                                                               ------------    ------------
                                                                 37,972,080      41,900,627

Investment in financings
   Receivables due in installments .........................     25,309,566      28,310,139
   Initial direct costs ....................................             55             106
   Unearned income .........................................     (4,091,139)     (4,815,891)
   Allowance for doubtful accounts .........................       (438,695)       (425,601)
                                                               ------------    ------------
                                                                 20,779,787      23,068,753
                                                               ------------    ------------

Investment in operating leases
   Equipment, at cost ......................................     20,707,984      20,707,984
   Accumulated depreciation ................................     (3,556,775)     (3,409,972)
                                                               ------------    ------------
                                                                 17,151,209      17,298,012

Investments in unconsolidated joint ventures ...............      1,207,236       1,264,148
                                                               ------------    ------------

Accounts receivable from General Partner and affiliates, net           --           160,151
                                                               ------------    ------------

Other assets ...............................................      1,478,495         890,445
                                                               ------------    ------------

Total assets ...............................................   $ 81,380,551    $ 86,918,230
                                                               ============    ============


                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)

                                   (unaudited)

                                                               March 31,    December 31,
                                                                 1999           1998
                                                               --------     -----------

       Liabilities and Partners' Equity

Notes payable - securitized debt ........................   $ 34,383,626    $ 36,975,096
Notes payable - non-recourse ............................     26,653,700      28,492,442
Security deposits, deferred credits and other payables ..      3,689,368       4,014,873
Minority interests in consolidated joint ventures .......        634,652         559,749
Accounts payable to General Partner and affiliates, net .         34,146            --
                                                            ------------    ------------
                                                              65,395,492      70,042,160

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner ......................................       (360,015)       (351,105)
   Limited partners (607,856 units outstanding,
     $100 per unit original issue price in 1999 and 1998,
     respectively) ......................................     16,345,074      17,227,175
                                                            ------------    ------------

Total partners' equity ..................................     15,985,059      16,876,070
                                                            ------------    ------------

Total liabilities and partners' equity ..................   $ 81,380,551    $ 86,918,230
                                                            ============    ============















See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                                 1999         1998
                                                                 ----         ----
Revenue

   Finance income .........................................   $1,750,258   $1,378,016
   Rental income ..........................................      615,000      585,738
   Net gain on sales or remarketing of equipment ..........      114,684      270,346
   Income from investments in unconsolidated joint ventures      101,811      118,279
   Interest income and other ..............................       67,737      134,100
                                                              ----------   ----------

   Total revenues .........................................    2,649,490    2,486,479
                                                              ----------   ----------

Expenses

   Interest ...............................................    1,162,697    1,019,133
   Management fees - General Partner ......................      233,637      432,694
   General and administrative .............................      204,319       90,139
   Depreciation ...........................................      146,803      105,096
   Administrative expense reimbursements - General Partner       139,838      208,970
   Minority interest expense in consolidated joint ventures       93,463       30,795
   Amortization of initial direct costs ...................       11,946      173,973
   Provision for bad debt .................................         --        200,000
                                                              ----------   ----------

   Total expenses .........................................    1,992,703    2,260,800
                                                              ----------   ----------

Net income ................................................   $  656,787   $  225,679
                                                              ==========   ==========

Net income allocable to:
   Limited partners .......................................   $  650,219   $  223,422
   General Partner ........................................        6,568        2,257
                                                              ----------   ----------

                                                              $  656,787   $  225,679
                                                              ==========   ==========

Weighted average number of limited
partnership units outstanding .............................      607,856      608,381
                                                              ==========   ==========

Net income per weighted average
limited partnership unit ..................................   $     1.07   $      .37
                                                              ==========   ==========


See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                For the Three Months Ended March 31, 1999 and the
                  Years Ended December 31, 1998, 1997 and 1996

                                   (unaudited)

                          Limited Partner Distributions

                              Return of   Investment       Limited        General
                               Capital      Income         Partners       Partner       Total
                           (Per weighted average unit)

Balance at
   December 31, 1995                                     $34,980,106    $(172,405)   $34,807,701

Cash distribution
   to partners                 $9.11        $3.64         (7,771,164)     (78,496)    (7,849,660)

Limited partnership
   units redeemed
   (193 units)                                                (8,960)         -           (8,960)

Net income                                                 2,221,444       22,439      2,243,883
                                                         -----------    ---------    -----------

Balance at
   December 31, 1996                                      29,421,426     (228,462)    29,192,964

Cash distribution
   to partners                 $8.90        $3.85         (7,768,316)     (78,468)    (7,846,784)

Limited partnership
   units redeemed
   (1,000 units)                                             (25,071)         -          (25,071)

Net income                                                 2,344,899       23,686      2,368,585
                                                         -----------    ---------    -----------

Balance at
   December 31, 1997                                      23,972,938     (283,244)    23,689,694



                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

       Consolidated Statements of Changes in Partners' Equity (Continued)

                For the Three Months Ended March 31, 1999 and the
                  Years Ended December 31, 1998, 1997 and 1996

                                   (unaudited)

                            Limited Partner Distributions

                              Return of      Investment       Limited        General
                               Capital         Income         Partners       Partner        Total
                            (Per weighted average unit)

Cash distribution
   to partners                 $11.04          $1.71         (7,755,553)     (78,338)    (7,833,891)

Limited partnership
   units redeemed
   (590 units)                                                  (27,439)         -          (27,439)

Net income                                                    1,037,229       10,477      1,047,706
                                                            -----------    ---------    -----------

Balance at
   December 31, 1998                                         17,227,175     (351,105)    16,876,070

Cash distributions
   to partners                 $ 1.45          $1.07         (1,532,320)     (15,478)    (1,547,798)

Net income                                                      650,219        6,568        656,787
                                                            -----------    ---------    -----------

Balance at
   March 31, 1999                                           $16,345,074    $(360,015)   $15,985,059
                                                            ===========    =========    ===========











See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                                                        1999           1998
                                                                                        ----           ----
Cash flows provided by operating activities:
   Net income ...................................................................   $   656,787    $   225,679
                                                                                    -----------    -----------
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation ..............................................................       146,803        105,096
      Provision for bad debt ....................................................          --          200,000
      Rental income - paid directly to lenders by lessees .......................      (615,000)      (585,738)
      Finance income portion of receivables paid directly
         to lenders by lessees ..................................................      (605,544)      (672,402)
      Amortization of initial direct costs ......................................        11,946        173,973
      Net gain on sales or remarketing of equipment .............................      (114,684)      (270,346)
      Interest expense on non-recourse financing paid
         directly by lessees ....................................................       611,442        680,822
      Income from investments in unconsolidated joint ventures ..................      (101,811)      (118,279)
      Changes in operating assets and liabilities:
         Collection of principal - non-financed receivables .....................     2,926,329      1,499,436
         Distributions received from unconsolidated joint ventures ..............       158,723        176,917
         Accounts payable to General Partner and affiliates, net ................        34,146        714,068
         Security deposits, deferred credits and other payables .................      (325,505)     1,407,804
         Accounts receivable from General Partner and affiliates, net ............      160,151           --
         Other assets ...........................................................      (103,563)     1,078,415
         Minority interests in consolidated joint ventures ......................        74,903        126,256
         Other, net .............................................................       (32,177)       (16,880)
                                                                                    -----------    -----------

           Total adjustments ....................................................     2,226,159      4,499,142
                                                                                    -----------    -----------

           Net cash provided by operating activities ............................     2,882,946      4,724,821
                                                                                    -----------    -----------

Cash flows from investing activities:
   Proceeds from sales of equipment .............................................     1,711,972        615,108
   Equipment and receivables purchased ..........................................          --       (6,889,067)
                                                                                    -----------    -----------

           Net cash provided by (used in) investing activities ..................     1,711,972     (6,273,959)
                                                                                    -----------    -----------

                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                                1999            1998
                                                                ----            ----

Cash flows from financing activities:
   Principal payments on securitized debt ...............     (2,591,470)           --
   Cash distributions to partners .......................     (1,547,798)     (1,958,798)
   Proceeds from warehouse line of credit ...............           --         6,257,067
   Principal payments on warehouse line of credit .......           --          (984,451)
   Redemption of limited partnership units ..............           --            (2,395)
                                                            ------------    ------------

      Net cash provided by (used in) financing activities     (4,139,268)      3,311,423
                                                            ------------    ------------

Net increase (decrease) in cash .........................        455,650       1,762,285

Cash at beginning of period .............................      2,336,094       9,460,337
                                                            ------------    ------------

Cash at end of period ...................................   $  2,791,744    $ 11,222,622
                                                            ============    ============






















See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

Supplemental Disclosures of Cash Flow Information

   During the three months ended March 31, 1999 and 1998, non-cash activities included the following:

                                                           1999           1998
                                                           ----           ----
Principal and interest on direct finance receivables
   paid directly to lenders by lessees .............   $ 1,846,977    $ 5,829,392
Rental income assigned operating lease receivable ..       615,000        585,738
Principal and interest on non-recourse financing
   paid directly by lessees ........................    (2,461,977)    (6,415,130)
                                                       -----------    -----------

                                                       $      --      $      --
                                                       ===========    ===========

     Interest expense of $1,162,697 and $1,019,133 for the three months ended March 31, 1999 and 1998 consisted of: interest expense on non-recourse financing accrued or paid directly to lenders by lessees of $611,442 and $680,822, respectively, interest expense on secured debt of $551,255 in 1999 and interest expense on warehouse line of credit of $338,311 in 1998.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

              Notes to Unaudited Consolidated Financial Statements

                                 March 31, 1999

1.     Basis of Presentation

       The consolidated financial statements of ICON Cash Flow Partners, L.P., Series E (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of income for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 1998 Annual Report on Form 10-K.

2.     Disposition Period

         The Partnership's reinvestment period ended on July 31, 1998. The disposition period commenced on August 1, 1998 and is expected to continue through July 2003. During the disposition period the Partnership has and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and continue the orderly termination of its operations and affairs. The Partnership will not invest in any additional finance or lease transactions during the disposition period. During the disposition period, the Partnership expects to recover, at a minimum, the carrying value of its assets.

3.    Related Party Transactions

      Fees paid or accrued by the Partnership to the General Partner or its affiliates for the three months ended March 31, 1999 and 1998 are as follows:

                              1999         1998
                              ----         ----

Management fees            $233,637      $432,694   Charged to operations

Administrative expense
  reimbursements            139,838       208,970   Charged to operations
                           --------      --------

Total                      $373,475      $641,664
                           ========      ========

      The Partnership has investments in five joint ventures with other partnerships sponsored by the General Partner. (See Note 4 for additional information relating to the joint ventures.)

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

        Notes to Unaudited Consolidated Financial Statements - Continued

4.  Investments in Joint Ventures

     The Partnership and affiliates formed five joint ventures for the purpose of acquiring and managing various assets.

     The two joint ventures described below are majority owned and are consolidated with the Partnership.

     ICON Cash Flow Partners L.L.C. I

     In September 1994 the Partnership and an affiliate, ICON Cash Flow Partners L.P. Six ("L.P. Six"), formed a joint venture, ICON Cash Flow Partners, L.L.C. I ("ICON Cash Flow LLC I"), for the purpose of acquiring and managing an aircraft. The Partnership and L.P. Six contributed 99% and 1% of the cash required for such acquisition, respectively, to ICON Cash Flow LLC I. The Partnership's consolidated financial statements include 100% of the assets and liabilities of ICON Cash Flow LLC I. L.P. Six's investment in ICON Cash Flow LLC I has been reflected as "Minority interests in consolidated joint ventures."

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

     ICON Cash Flow Partners L.L.C. II

     In March 1995 the Partnership and L.P. Six formed a joint venture, ICON Cash Flow Partners L.L.C. II ("ICON Cash Flow LLC II"), for the purpose of acquiring and managing an aircraft. The Partnership and L.P. Six contributed 1% and 99% of the cash required for such acquisition, respectively, to ICON Cash Flow LLC II. The Partnership's investment in the joint venture is accounted for under the equity method.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

        Notes to Unaudited Consolidated Financial Statements - Continued

      Information as to the unaudited financial position and results of operations of ICON Cash Flow LLC II at March 31, 1999 is summarized below:

                                           March 31, 1999

     Assets                               $    15,977,142
                                          ===============

     Liabilities                          $    10,783,948
                                          ===============

     Equity                               $     5,193,194
                                          ===============

     Partnership's share of equity        $        51,932
                                          ===============

                                         Three Months Ended
                                           March 31, 1999

     Net income                           $       220,755
                                          ===============

     Partnership's share of net income    $         2,208
                                          ===============

     ICON Cash Flow L.L.C. III

     In December 1996 the Partnership and an affiliate, ICON Cash Flow Partners, L.P. Seven ("L.P. Seven"), formed a joint venture, ICON Cash Flow Partners L.L.C. III ("ICON Cash Flow LLC III"), for the purpose of acquiring and managing an aircraft. The Partnership and L.P. Seven contributed 1% and 99% of the cash required for such acquisition, respectively, to ICON Cash Flow LLC III. The Partnership's investment in the joint venture is accounted for under the equity method.

     Information  as  to  the  unaudited   financial  position  and  results  of
operations of ICON Cash Flow LLC III at March 31, 1999 is summarized below:

                                                 March 31, 1999

          Assets                                 $     9,943,321
                                                 ===============

          Liabilities                            $     6,467,678
                                                 ===============

          Equity                                 $     3,475,643
                                                 ===============

          Partnership's share of equity          $        34,756
                                                 ===============

                                                Three Months Ended
                                                  March 31, 1998

          Net income                             $       119,864
                                                 ===============

          Partnership's share of net income      $         1,199
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

     Information  as  to  the  unaudited   financial  position  and  results  of
operations of 1997-A at March 31, 1999 is summarized below:

                                                  March 31, 1999

         Assets                                  $     27,759,198
                                                 ================

         Liabilities                             $     23,176,757
                                                 ================

         Equity                                  $      4,582,441
                                                 ================

         Partnership's share of equity           $      1,120,548
                                                 ================

                                                Three Months Ended
                                                  March 31, 1999

         Net income                              $        315,487
                                                 ================

         Partnership's share of net income       $         98,404
                                                 ================

         Distributions                           $        508,872
                                                 ================

         Partnership's share of distributions    $        158,723
                                                 ================

5.   Security Deposits, Deferred Credits and Other Payables

     Security deposits, deferred credits and other payables at March 31, 1999 and 1998 include $1,674,852 and $1,570,756, respectively, of proceeds received on residuals, which will be applied upon final remaketing of the related equipment.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                 March 31, 1999

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

      The Partnership's portfolio consisted of a net investment in finance leases, financings, operating leases, and investments in unconsolidated joint ventures representing 50%, 27%, 22% and 1% of total investments at March 31, 1999, respectively, and 46%, 20%, 31% and 3% of total investments at March 31, 1998, respectively.

Results of Operations

Three Months Ended March 31, 1999 and 1998

      For the three months ended March 31, 1999 the Partnership did not enter into any new leases or financing agreements. For the three months ended March 31 1998, the Partnership leased or financed additional equipment with an initial cost of $6,889,067 to 86 lessees or equipment users. At March 31, 1999 the weighted average remaining transaction term of the portfolio was 27 months.

      Revenues for the three months ended March 31, 1999 were $2,649,490, representing an increase of $163,011 or 7% from 1998. The increase in revenues resulted primarily from an increase in finance income of $372,242 or 27% and an increase in rental income of $29,262 or 5%. These increases were partially offset by a decrease in net gain on sales or remarketing of equipment of $155,662 or 58%, a decrease in interest income and other of $66,363 or 49% and a decrease in income from investments in unconsolidated joint ventures of $16,468 or 14%. Finance income increased due to an increase in the average size of the finance lease portfolio from 1998 to 1999. Rental income increased due to increased rentals in 1999 as a result of the Partnership's revision of the operating lease with Aerovias de Mexico, S.A. de C.V. ("Aero Mexico") in April of 1998. The decrease in net gain on sales or remarketing of equipment resulted from a decrease in the in the number of leases maturing and a decrease in the amount of underlying equipment being sold or remarketed for which proceeds received were in excess of the remaining carrying value. Interest income decreased due to a decrease in the average cash balance from 1998 to 1999. The decrease in income from investments in unconsolidated joint ventures was the result of a decrease in the average size of the lease portfolio of one of the underlying joint ventures, ICON Receivables 1997-A.

      Expenses for the three months ended March 31, 1999 were $1,992,703, representing a decrease of $268,097 or 12% from 1998. The decrease in expenses resulted from a decrease in management fees of $199,057 or 46%, a decrease in amortization of initial direct costs of $162,027 or 93% and a decrease in administrative expense reimbursements of $69,132 or 33%. Additionally, the Partnership did not record any provision for bad debt for the three months ended March 31, 1999 compared to a $200,000 provision recorded for the three months ended March 31, 1998. These decreases were partially offset by an increase in interest expense of 143,564 or 14%, an increase in general and administrative expense of $114,180 or 127%, an increase in minority interest in joint venture of $62,668 or 203% and an increase in depreciation of expense of $41,707 or 40%. The decreases in management fees and administrative expense reimbursements were a result of the fact that 1998 expenses included cumulative management fees and administrative expense reimbursements related to a lease originated in 1995. Amortization of initial direct costs decreased due to a decrease in the average size of the portfolio subject to initial direct costs from 1998 to 1999. As a result of an analysis of delinquency, an assessment of overall risk and a review of historical loss experience the Partnership determined that no additional provision for bad debt was required for the three months ending March 31, 1999. Interest expense increased due to an increase the average debt outstanding from 1998 to 1999. The increase in general and administrative expenses was due primarily to an increase in collection related legal and other fees and increased printing and postage costs from 1998 to 1999.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

      Net income for the three months ended March 31, 1999 and 1998 was $656,787 and $225,679, respectively. The net income per weighted average limited partnership unit was $1.07 and $.37 for 1999 and 1998, respectively.

Liquidity and Capital Resources

      The Partnership's primary sources of funds for the three months ended March 31, 1999 and 1998 were net cash provided by operations of $2,882,945 and $4,724,821, respectively, proceeds from sales of equipment of $1,711,972 and $615,108, respectively and proceeds from the warehouse line of credit of $6,257,067 in 1998. These funds were used to purchase equipment in 1998, fund cash distributions and make payments on borrowings.

      Cash distributions to limited partners for the three months ended March 31, 1999 and 1998, which were paid monthly, totaled $1,532,320 and $1,939,210, respectively, of which $650,219 and $223,422 was investment income and $882,101 and 1,715,788 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners for the three months ended March 31, 1999 and 1998 was 10.08% and 12.75%, respectively, of which 4.28% and 1.47% was investment income and 5.80% and 11.28% was a return of capital, respectively, calculated as a percentage of each partner's initial capital contribution. The limited partner distribution per weighted average unit outstanding for the three months ended March 31, 1999 and 1998 was $2.52 and $3.19, respectively, of which $1.07 and $.37 was investment income and $1.45 and $2.82 was a return of capital, respectively.

         The Partnership's reinvestment period ended on July 31, 1998. The disposition period began August 1, 1998, at which time the Partnership began the orderly termination of its operations and affairs. During the disposition period the Partnership has, and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners. The Partnership has not, and will not invest in any additional finance or lease transactions during the disposition period. As a result of the Partnership's entering into the disposition period, future monthly distributions could, and are expected to fluctuate depending on the amount of asset sale and re-lease proceeds received during that period.

      As of March 31, 1999, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on liquidity. As cash is realized from operations and sales of equipment, the Partnership will distribute substantially all available cash, after retaining sufficient cash to meet its reserve requirements and recurring obligations.

Year 2000 Issue

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

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

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

No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 1999.

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

                                     ICON Cash Flow Partners, L.P., Series E
                                     File No. 33-44413 (Registrant)
                                     By its General Partner,
                                     ICON Capital Corp.



May 13, 1999                         /s/Kevin F. Redmond
------------                         -------------------------------------------
   Date                              Kevin F. Redmond
                                     Chief Financial Officer
                                     (Principal financial and account officer of
                                     the General Partner of the Registrant)