Form 10-Q
period 1999-06-30
ICON CASH FLOW PARTNERS L P SERIES E
filed 1999-08-13
CIK 881788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                        June 30, 1999
                     -----------------------------------------------------------

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

                           Consolidated Balance Sheets

                                   (unaudited)

                                                                 June 30,      December 31,
                                                                   1999            1998

       Assets

Cash .......................................................   $  1,780,785    $  2,336,094
                                                               ------------    ------------

Investment in finance leases
   Minimum rents receivable ................................     32,599,417      39,904,532
   Estimated unguaranteed residual values ..................      9,781,615      11,545,261
   Initial direct costs ....................................          1,571          11,986
   Unearned income .........................................     (6,513,513)     (8,575,852)
   Allowance for doubtful accounts .........................       (956,192)       (985,300)
                                                               ------------    ------------
                                                                 34,912,898      41,900,627

Investment in financings
   Receivables due in installments .........................     22,906,600      28,310,139
   Initial direct costs ....................................             22             106
   Unearned income .........................................     (3,524,456)     (4,815,891)
   Allowance for doubtful accounts .........................       (354,436)       (425,601)
                                                               ------------    ------------
                                                                 19,027,730      23,068,753

Investment in operating leases
   Equipment, at cost ......................................     20,707,984      20,707,984
   Accumulated depreciation ................................     (3,703,578)     (3,409,972)
                                                               ------------    ------------
                                                                 17,004,406      17,298,012

Investments in unconsolidated joint ventures ...............      1,101,080       1,264,148
                                                               ------------    ------------

Accounts receivable from General Partner and affiliates, net           --           160,151
                                                               ------------    ------------

Other assets ...............................................      1,408,634         890,445
                                                               ------------    ------------

Total assets ...............................................   $ 75,235,533    $ 86,918,230
                                                               ============    ============


                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)

                                   (unaudited)

                                                             June 30,      December 31,
                                                              1999            1998

       Liabilities and Partners' Equity

Notes payable - securitized debt ......................   $ 31,284,683    $ 36,975,096
Notes payable - non-recourse ..........................     24,026,718      28,492,442
Security deposits, deferred credits and other payables       4,186,738       4,014,873
Minority interests in consolidated joint ventures .....        677,663         559,749
Accounts payable to General Partner and affiliates, net         76,754            --
                                                          ------------    ------------
                                                            60,252,556      70,042,160

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner ....................................       (370,036)       (351,105)
   Limited partners (607,856 units outstanding,
     $100 per unit original issue price) ..............     15,353,013      17,227,175
                                                          ------------    ------------

Total partners' equity ................................     14,982,977      16,876,070
                                                          ------------    ------------

Total liabilities and partners' equity ................   $ 75,235,533    $ 86,918,230
                                                          ============    ============















See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                                   (unaudited)

                                             For the Three Months      For the Six Months
                                                Ended June 30,           Ended June 30,
                                              1999         1998        1999         1998
                                              ----         ----        ----         ----

Revenue
   Finance income .....................   $1,482,656   $1,030,909   $3,232,914   $2,408,925
   Rental income ......................      615,000      631,962    1,230,000    1,217,700
   Net gain on sales or
     remarketing of equipment .........      120,228          701      234,912      271,047
   Interest income and other ..........       51,612      128,855      119,349      262,963
   Income from equity investment
     in unconsolidated joint venture ..        8,669      171,572      110,480      289,851
                                          ----------   ----------   ----------   ----------

   Total revenues .....................    2,278,165    1,963,999    4,927,655    4,450,486
                                          ----------   ----------   ----------   ----------

Expenses
   Interest ...........................    1,061,988      818,271    2,224,685    1,837,404
   Management fees - General Partner ..      240,446      266,590      474,083      699,284
   General and administrative .........      183,457      153,714      387,776      243,853
   Depreciation .......................      146,803      291,581      293,606      396,677
   Administrative expense
     reimbursement  - General Partner .      141,475      148,884      281,313      357,854
   Provision for bad debts ............      100,000         --        100,000
                                                                                    200,000
   Minority interest in
     consolidated joint venture .......       53,745       80,948      147,208      111,743
   Amortization of initial direct costs        9,202       24,450       21,148      198,423
                                          ----------   ----------   ----------   ----------

   Total expenses .....................    1,937,116    1,784,438    3,929,819    4,045,238
                                          ----------   ----------   ----------   ----------

Net income ............................   $  341,049   $  179,561   $  997,836   $  405,248
                                          ==========   ==========   ==========   ==========

Net income allocable to:
   Limited partners ...................   $  337,639   $  177,765   $  987,858   $  401,196
   General Partner ....................        3,410        1,796        9,978        4,052
                                          ----------   ----------   ----------   ----------
                                          $  341,049   $  179,561   $  997,836   $  405,248
                                          ==========   ==========   ==========   ==========
Weighted average number of limited
   partnership units outstanding ......      607,856      608,346      607,856      608,363
                                          ==========   ==========   ==========   ==========

Net income per weighted average
   limited partnership unit ...........   $      .56   $      .29   $     1.63   $      .66
                                          ==========   ==========   ==========   ==========

See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                 For the Six Months Ended June 30, 1999 and the
                          Year Ended December 31, 1998

                                   (unaudited)

                             Limited Partner Distributions

                                Return of     Investment         Limited       General
                                 Capital        Income           Partners      Partner        Total
                              (Per weighted average unit)
Balance at
   December 31, 1997                                           $23,972,938    $(283,244)    $23,689,694

Cash distribution
   to partners                 $ 11.04         $ 1.71           (7,755,553)     (78,338)    (7,833,891)

Limited partnership
   units redeemed
   (590 units)                                                     (27,439)         -          (27,439)

Net income                                                       1,037,229       10,477      1,047,706
                                                               -----------    ---------    -----------

Balance at
   December 31, 1998                                            17,227,175     (351,105)    16,876,070

Cash distributions
   to partners                 $  3.08         $ 1.63           (2,862,020)     (28,909)    (2,890,929)

Net income                                                         987,858        9,978        997,836
                                                               -----------    ---------    -----------

Balance at
   June 30, 1999                                               $15,353,013    $(370,036)   $14,982,977
                                                               ===========    ==========   ===========










See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                        For the Six Months Ended June 30,

                                   (unaudited)

                                                                           1999            1998
                                                                           ----            ----
Cash flows provided by operating activities:
   Net income ......................................................   $    997,836    $    405,248
                                                                       ------------    ------------
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation .................................................        293,606         396,677
      Provision for bad debt .......................................        100,000         200,000
      Rental income - paid directly to lenders by lessees ..........     (1,230,000)     (1,217,700)
      Finance income portion of receivables paid directly
         to lenders by lessees .....................................     (1,049,639)       (783,797)
      Amortization of initial direct costs .........................         21,148         198,423
      Net gain on sales or remarketing of equipment ................       (234,912)       (271,047)
      Interest expense on non-recourse financing paid
         directly by lessees .......................................      1,168,080       1,017,110
      Income from investments in unconsolidated joint ventures .....       (110,480)       (289,851)
      Changes in operating assets and liabilities:
         Collection of principal - non-financed receivables ........      5,569,076       3,388,793
         Distributions received from unconsolidated joint ventures .        372,022         254,895
         Investments in unconsolidated joint ventures ..............           --           (20,274)
         Accounts payable to General Partner and affiliates, net ...         76,754         241,076
         Security deposits, deferred credits and other payables ....        171,865       1,722,461
         Accounts receivable from General Partner and affiliates, net       160,151           7,104
         Other assets ..............................................        (60,128)      1,133,576
         Minority interests in consolidated joint ventures .........        117,914         603,876
         Other, net ................................................        (45,696)        (37,686)
                                                                       ------------    ------------

           Total adjustments .......................................      5,319,761       6,543,636
                                                                       ------------    ------------

           Net cash provided by operating activities ...............      6,317,597       6,948,884
                                                                       ------------    ------------

Cash flows from investing activities:
   Proceeds from sales of equipment ................................      1,708,436       1,163,590
   Equipment and receivables purchased .............................           --       (17,842,210)
                                                                       ------------    ------------

           Net cash provided by (used in) investing activities .....      1,708,436     (16,678,620)
                                                                       ------------    ------------


                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

                        For the Six Months Ended June 30,

                                   (unaudited)

                                                                 1999            1998
                                                                 ----            ----

Cash flows from financing activities:
   Principal payments on securitized debt ...............     (5,690,413)           --
   Cash distributions to partners .......................     (2,890,929)     (3,917,489)
   Proceeds from warehouse line of credit ...............           --        15,187,893
   Principal payments on warehouse line of credit .......           --        (5,209,951)
   Redemption of limited partnership units ..............           --            (2,394)
                                                            ------------    ------------

      Net cash provided by (used in) financing activities     (8,581,342)      6,058,059
                                                            ------------    ------------

Net increase (decrease) in cash .........................       (555,309)     (3,671,677)

Cash at beginning of period .............................      2,336,094       9,460,337
                                                            ------------    ------------

Cash at end of period ...................................   $  1,780,785    $  5,788,660
                                                            ============    ============






















See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

Supplemental Disclosures of Cash Flow Information

   During the three months ended June 30, 1999 and 1998, non-cash activities included the following:

                                                                    1999           1998
                                                                    ----           ----
Principal and interest on direct finance receivables
   paid directly to lenders by lessees .....................   $  3,781,041    $  6,934,383
Rental income assigned operating lease receivable ..........      1,230,000       1,217,700
Principal and interest on non-recourse financing
   paid directly by lessees ................................     (5,011,041)     (8,152,083)

Non-recourse notes payable assumed in purchase price .......           --        13,273,100
Fair value of equipment and receivables purchased for debt .           --       (13,273,100)

Decrease in investment in finance leases due to terminations       (644,704)           --
Decrease in notes payable non-recourse due to terminations .        644,704            --

Decrease in investments in finance leases and financings due
   to contribution to joint ventures .......................        (98,474)           --
Increase in equity investment in joint ventures ............         98,474            --
                                                               ------------    ------------

                                                               $      --       $      --
                                                               ============    ============

     Interest expense of $2,224,685 and $1,837,404 for the six months ended June 30, 1999 and 1998 consisted of interest expense on non-recourse financing accrued or paid directly to lenders by lessees of $1,168,080 and $1,017,110, respectively, interest expense on secured debt of $1,056,605 in 1999 and interest expense on warehouse line of credit of $820,294 in 1998.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

              Notes to Unaudited Consolidated Financial Statements

                                  June 30, 1999

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

3.    Related Party Transactions

      Fees paid or accrued by the Partnership to the General Partner or its affiliates for the six months ended June 30, 1999 and 1998 are as follows:

                              1999            1998
                              ----            ----

Management fees             $474,083      $  699,284    Charged to operations

Administrative expense
  reimbursements             281,313         357,854    Charged to operations
                            --------      ----------

Total                       $755,396      $1,057,138
                            ========      ==========

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

      ICON Cash Flow Partners L.L.C. I

      In September 1994 the Partnership and an affiliate, ICON Cash Flow Partners L.P. Six ("L.P. Six"), formed a joint venture, ICON Cash Flow Partners L.L.C. I ("ICON Cash Flow LLC I"), for the purpose of acquiring and managing an aircraft which was on lease to Alaska Airlines, Inc. The Partnership and L.P. Six contributed 99% and 1% of the cash required for such acquisition, respectively, to ICON Cash Flow LLC I. ICON Cash Flow LLC I acquired the aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and L.P. Six. The lease is an operating lease. Profits, losses, excess cash and disposition proceeds are allocated 99% to the Partnership and 1% to L.P. Six. The Partnership's consolidated financial statements include 100% of the assets and liabilities of ICON Cash Flow LLC I. L.P. Six's investment in ICON Cash Flow LLC I has been reflected as "Minority interest in consolidated joint ventures." The original lease term expired in April 1997 and Alaska Airlines, Inc. returned the aircraft. In June 1997 ICON Cash Flow LLC I released the aircraft to Aero Mexico. The new lease is an operating lease which expires in October 2002.


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

      Information as to the unaudited financial position and results of operations of ICON Cash Flow LLC II as of and for the six months ended June 30, 1999 is summarized below:

                                                           June 30, 1999

        Assets                                              $15,820,842
                                                            ===========

        Liabilities                                         $10,398,575
                                                            ===========

        Equity                                              $ 5,422,267
                                                            ===========

        Partnership's share of equity                       $    54,223
                                                            ===========

                                                         Six Months Ended
                                                           June 30, 1999

        Net income                                          $   449,827
                                                            ===========

        Partnership's share of net income                   $     4,498
                                                            ===========

      ICON Cash Flow L.L.C. III

      In December 1996 the Partnership and an affiliate, ICON Cash Flow Partners, L.P. Seven ("L.P. Seven"), formed a joint venture, ICON Cash Flow Partners L.L.C. III ("ICON Cash Flow LLC III"), for the purpose of acquiring and managing an aircraft currently on lease to Continental Airlines, Inc. The aircraft is a 1976 McDonnell Douglas DC-10-30 and cost $11,429,751. The lease is a leveraged lease and the lease term expires in March 2003. The Partnership and L.P. Seven contributed 1% and 99% of the cash required for such acquisition, respectively, to ICON Cash Flow LLC III. The Partnership's investment in the joint venture is accounted for under the equity method.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

        Notes to Unaudited Consolidated Financial Statements - Continued

     Information  as  to  the  unaudited   financial  position  and  results  of
operations of ICON Cash Flow LLC III as of and for the six months ended June 30, 1999 is summarized below:

                                                           June 30, 1999

         Assets                                             $9,714,574
                                                            ==========

         Liabilities                                        $6,117,438
                                                            ==========

         Equity                                             $3,597,136
                                                            ==========

         Partnership's share of equity                      $   35,971
                                                            ==========

                                                         Six Months Ended
                                                           June 30, 1998

         Net income                                         $  241,357
                                                            ==========

         Partnership's share of net income                  $    2,414
                                                            ==========

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

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

        Notes to Unaudited Consolidated Financial Statements - Continued

      Information as to the unaudited financial position and results of operations of 1997-A as of and for the six months ended June 30, 1999 is summarized below:

                                                      June 30, 1999

       Assets                                          $23,781,936
                                                       ===========

       Liabilities                                     $19,546,193
                                                       ===========

       Equity                                          $ 4,235,743
                                                       ===========

       Partnership's share of equity                   $ 1,010,886
                                                       ===========

                                                     Six Months Ended
                                                      June 30, 1999

       Net income                                      $   331,975
                                                       ===========

       Partnership's share of net income               $   103,568
                                                       ===========

       Distributions                                   $ 1,192,723

       Partnership's share of distributions            $   372,022
                                                       ===========

5.   Security Deposits, Deferred Credits and Other Payables

     Security deposits, deferred credits and other payables at June 30, 1999 and 1998 include $1,895,353 and $1,515,786, respectively, of proceeds received on residuals, which will be applied upon final remaketing of the related equipment.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                  June 30, 1999

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

      The Partnership's portfolio consisted of a net investment in finance leases, financings, operating leases, and investments in unconsolidated joint ventures representing 49%, 26%, 23% and 2% of total investments at June 30, 1999, respectively, and 51%, 24%, 23% and 2% of total investments at June 30, 1998, respectively.

Results of Operations

Three Months Ended June 30, 1999 and 1998

      For the three months ended June 30, 1999 the Partnership did not enter into any new leases or financing agreements. For the three months ended June 30, 1998, the Partnership leased or financed additional equipment with an initial cost of $15,136,793 to 44 lessees or equipment users. At June 30, 1999 the weighted average remaining transaction term of the portfolio was 25 months.

      Revenues for the three months ended June 30, 1999 were $2,278,165, representing an increase of $314,166 or 16.0% from 1998. The increase in revenues resulted primarily from an increase in finance income of $451,747 or 43.8% and an increase in net gain on sales or remarketing of equipment of $119,527. These increases were partially offset by a decrease in income from equity investment in unconsolidated joint ventures of $162,903 or 94.9%, a decrease in interest income and other of $77,243 or 59.9% and a decrease in rental income of $16,962 or 2.7%. The increase in finance income resulted from an increase in the average size of the finance lease portfolio from 1998 to 1999. The increase in net gain on sales or remarketing of equipment resulted from an increase in the number of leases maturing and the underlying equipment being sold or remarketed for which proceeds received were in excess of the remaining carrying value. As a result of an analysis of delinquency, assessment of overall risk and a review of historical loss experience ICON Receivables 1997-A L.L.C. ("1997-A") recorded a loss provision of $270,000 for the three months ended June 30, 1999 which resulted in a decrease for the Partnership in income from equity investment in unconsolidated joint ventures. Interest income decreased due to a decrease in the average cash balance from 1998 to 1999. The decrease in rental income from 1998 to 1999 resulted from a rent adjustment due to the Partnership's revision of the operating lease with Aerovias de Mexico, S.A. de C.V. ("Aero Mexico") in April of 1998.

      Expenses for the three months ended June 30, 1999 were $1,937,116, representing an increase of $152,678 or 8.6% from 1998. The increase in expenses resulted primarily from an increase in interest expense of $243,717 or 29.8%, an increase in the provision for bad debts of $100,000 and an increase in general and administrative expense of $29,743 or 19.3%. These increases were partially offset by a decrease in depreciation of expense of $144,778 or 49.7%, a decrease in minority interest in consolidated joint venture of $27,203 or 33.6%, a decrease in management fees of $26,144 or 9.8%, a decrease in amortization of initial direct costs of $15,248 or 62.4% and a decrease in administrative expense reimbursements of $7,409 or 5.0%.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

      Interest expense increased due to an increase in the average debt outstanding from 1998 to 1999. As a result of an analysis of delinquency, an assessment of overall risk and a review of historical loss experience the Partnership determined that a provision for bad debt of $100,000 was required for the three months ending June 30, 1999. The increase in general and administrative expenses was due primarily to an increase in collection related legal and other fees and increased printing and postage costs from 1998 to 1999. Minority interest expense decreased due to a decrease in the net income of the underlying joint venture. The decreases in management fees and administrative expense reimbursements were a result of the fact that 1998 expenses included cumulative management fees and administrative expense reimbursements related to a lease originated in 1995. Amortization of initial direct costs decreased due to a decrease in the average size of the portfolio subject to initial direct costs from 1998 to 1999.

      Net income for the three months ended June 30, 1999 and 1998 was $341,049 and $179,561, respectively. The net income per weighted average limited partnership unit was $0 and $.29 for 1999 and 1998 respectively.

Six Months Ended June 30, 1999 and 1998

      For the six months ended June 30, 1999 the Partnership did not enter into any new leases or financing agreements. For the six months ended June 30, 1998, the Partnership leased or financed additional equipment with an initial cost of $31,167,958 to 137 lessees or equipment users. At June 30, 1999 the weighted average remaining transaction term of the portfolio was 25 months.

      Revenues for the six months ended June 30, 1999 were $4,927,655, representing an increase of $477,169 or 10.7% from 1998. The increase in revenues resulted primarily from an increase in finance income of $823,989 or 34.2% and an increase in rental income of $12,300 or 1.0%. These increases were partially offset by a decrease in net gain on sales or remarketing of equipment of $36,135 or 13.3%, a decrease in income from equity investment in unconsolidated joint ventures of $179,371 or 61.9% and a decrease in interest income and other of $143,614 or 54.6%. The increase in finance income resulted from an increase in the average size of the finance lease portfolio from 1998 to 1999. Rental income increased from 1998 to 1999 due to increased rentals as a result of the partnership's revision of the operating lease with Aerovias de Mexico, S.A. de C.V. ("Aero Mexico") in April of 1998. The decrease in net gain on sales or remarketing of equipment resulted from a decrease in the number of leases maturing and the underlying equipment being sold or remarketed for which proceeds received were in excess of the remaining carrying value. As a result of an analysis of delinquency, assessment of overall risk and a review of historical loss experience ICON Receivables 1997-A L.L.C. ("1997-A") recorded a loss provision of $270,000 for the three months ended June 30, 1999 which resulted in a decrease for the Partnership in income from equity investment in unconsolidated joint ventures for the six months ended June 30, 1999.

      Expenses for the six months ended June 30, 1999 were $3,929,819, representing a decrease of $115,419 or 2.9% from 1998. The decrease in expenses resulted primarily from a decrease in management fees of $225,201 or 32.2%, a decrease in the provision for bad debt of $100,000 or 50.0%, a decrease in amortization of initial direct costs of $177,275 or 89.3%, a decrease in depreciation of expense of $103,071 or 26.0% and a decrease in administrative expense reimbursements of $76,541 or 21.4%. These decreases were partially offset by an increase in interest expense of $387,281 or 21.1%, an increase in general and administrative expense of $143,923 or 59.0% and an increase in minority interest in consolidated joint venture of $35,465 or 31.7%.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

      The decreases in management fees and administrative expense reimbursements were a result of the fact that 1998 expenses included cumulative management fees and administrative expense reimbursements related to a lease originated in 1995. Amortization of initial direct costs decreased due to a decrease in the average size of the portfolio subject to initial direct costs from 1998 to 1999. As a result of an analysis of delinquency, an assessment of overall risk and a review of historical loss experience the Partnership determined that a provision for bad debt of $100,000 was required for the three months ending June 30, 1999. Interest expense increased due to an increase the average debt outstanding from 1998 to 1999. The increase in general and administrative expenses was due primarily to an increase in collection related legal and other fees and increased printing and postage costs from 1998 to 1999. Minority interest expense increased due to an increase in the net income of the underlying joint venture.

      Net income for the six months ended June 30, 1999 and 1998 was $997,836 and $405,248, respectively. The net income per weighted average limited partnership unit was $1.07 and $.66 for 1999 and 1998, respectively.

Liquidity and Capital Resources

      The Partnership's primary sources of funds for the six months ended June 30, 1999 and 1998 were net cash provided by operations of $6,317,597 and $6,948,884, respectively, proceeds from sales of equipment of $1,551,704 and $1,163,590, respectively and proceeds from a warehouse line of credit of $15,187,893 in 1998. These funds were used to purchase equipment in 1998, fund cash distributions and make payments on borrowings.

      Cash distributions to limited partners for the six months ended June 30, 1999 and 1998, which were paid monthly, totaled $2,862,020 and $3,878,314, respectively, of which $987,858 and $401,195 was investment income and $1,874,162 and $3,477,119 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners for the six months ended June 30, 1999 and 1998 was 9.42% and 12.75%, respectively, of which 3.25% and 1.32% was investment income and 6.17% and 11.43% was a return of capital, respectively, calculated as a percentage of each partner's initial capital contribution. The limited partner distribution per weighted average unit outstanding for the six months ended June 30, 1999 and 1998 was $4.71 and $6.38, respectively, of which $1.63 and $.66 was investment income and $3.08 and $5.72 was a return of capital, respectively.

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

      As of June 30, 1999, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on liquidity. As cash is realized from operations and sales of equipment, the Partnership will distribute substantially all available cash, after retaining sufficient cash to meet its reserve requirements and recurring obligations.

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

No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 1999.

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

                                      ICON Cash Flow Partners, L.P., Series E
                                      File No. 33-44413 (Registrant)
                                      By its General Partner,
                                      ICON Capital Corp.




August 12, 1999                       /s/Patricia A. Walsh
---------------                       --------------------------------------
     Date                             Patricia A. Walsh
                                      Vice President and Controller
                                      (Principal financial and account officer
                                       of the General Partner of the Registrant)