Form 10-Q
period 1999-09-30
ICON CASH FLOW PARTNERS L P SERIES E
filed 1999-11-12
CIK 881788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                        September 30, 1999
                     -----------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                      to
                               --------------------    -------------------------

Commission File Number                      0-27912
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

                           Consolidated Balance Sheets

                                   (unaudited)

                                                               September 30,   December 31,
                                                                   1999            1998
                                                               ------------    -----------
       Assets

Cash .......................................................   $  2,091,316    $  2,336,094
                                                               ------------    ------------

Investment in finance leases
   Minimum rents receivable ................................     29,481,034      39,904,532
   Estimated unguaranteed residual values ..................      9,123,155      11,545,261
   Unearned income .........................................     (5,609,672)     (8,575,852)
   Allowance for doubtful accounts .........................     (1,263,779)       (985,300)
                                                               ------------    ------------
                                                                 31,730,738      41,888,641

Investment in financings
   Receivables due in installments .........................     20,525,536      28,310,139
   Unearned income .........................................     (2,993,065)     (4,815,891)
   Allowance for doubtful accounts .........................       (742,038)       (425,601)
                                                               ------------    ------------
                                                                 16,790,433      23,068,647

Investment in operating leases
   Equipment, at cost ......................................     20,707,984      20,707,984
   Accumulated depreciation ................................     (3,850,380)     (3,409,972)
                                                               ------------    ------------
                                                                 16,857,604      17,298,012

Investments in unconsolidated joint ventures ...............      1,075,137       1,264,148
                                                               ------------    ------------

Accounts receivable from General Partner and affiliates, net           --           160,151
                                                               ------------    ------------

Other assets ...............................................      1,335,288         902,537
                                                               ------------    ------------

Total assets ...............................................   $ 69,880,516    $ 86,918,230
                                                               ============    ============




                                                       (continued on next page)

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)

                                   (unaudited)

                                                          September 30,   December 31,
                                                              1999            1998
                                                          ------------    -----------
       Liabilities and Partners' Equity

Notes payable - securitized debt ......................   $ 28,580,741    $ 36,975,096
Notes payable - non-recourse ..........................     22,572,764      28,492,442
Security deposits, deferred credits and other payables       3,585,292       4,014,873
Minority interests in consolidated joint ventures .....        502,942         559,749
Accounts payable to General Partner and affiliates, net        145,020            --
                                                          ------------    ------------
                                                            55,386,759      70,042,160

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner ....................................       (374,928)       (351,105)
   Limited partners (607,856 units outstanding,
     $100 per unit original issue price) ..............     14,868,685      17,227,175
                                                          ------------    ------------

Total partners' equity ................................     14,493,757      16,876,070
                                                          ------------    ------------

Total liabilities and partners' equity ................   $ 69,880,516    $ 86,918,230
                                                          ============    ============















See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                                   (unaudited)

                                             For the Three Months          For the Nine Months
                                              Ended September 30,           Ended September 30,
                                              1999           1998           1999           1998
                                              ----           ----           ----           ----
Revenue
   Finance income .....................   $ 1,370,980    $ 1,754,511    $ 4,603,894    $ 4,163,436
   Rental income ......................       615,000        615,000      1,845,000      1,832,700
   Net gain on sales of equipment .....       535,577        267,230        770,489        538,277
   Interest income and other ..........        33,887        193,759        153,236        456,722
   Income (loss) from investment
     in unconsolidated joint venture ..        75,407        (28,859)       185,887        260,992
                                          -----------    -----------    -----------    -----------

   Total revenues .....................     2,630,851      2,801,641      7,558,506      7,252,127
                                          -----------    -----------    -----------    -----------

Expenses
   Interest ...........................       986,081      1,278,263      3,210,766      3,115,667
   Management fees - General Partner ..       191,764        252,121        665,847        951,405
   General and administrative .........       158,584          8,318        546,361        396,949
   Depreciation .......................       146,803        146,802        440,408        398,701
   Administrative expense
     reimbursement  - General Partner .       111,319        148,258        392,633        506,112
   Provision for bad debts ............       900,000      1,049,998      1,000,000      1,249,998
   Minority interest in
     consolidated joint venture .......      (148,351)      (155,757)        (1,143)       (44,014)
   Amortization of initial direct costs         6,375         20,134         27,522        218,557
                                          -----------    -----------    -----------    -----------

   Total expenses .....................     2,352,575      2,748,137      6,282,394      6,793,375
                                          -----------    -----------    -----------    -----------

Net income ............................   $   278,276    $    53,504    $ 1,276,112    $   458,752
                                          ===========    ===========    ===========    ===========

Net income allocable to:
   Limited partners ...................   $   275,493    $    52,969    $ 1,263,351    $   454,164
   General Partner ....................         2,783            535         12,761          4,588
                                          -----------    -----------    -----------    -----------
                                          $   278,276    $    53,504    $ 1,276,112    $   458,752
                                          ===========    ===========    ===========    ===========
Weighted average number of limited
   partnership units outstanding ......       607,863        608,346        607,863        608,358
                                          ===========    ===========    ===========    ===========

Net income per weighted average
   limited partnership unit ...........   $       .45    $       .09    $      2.08    $       .75
                                          ===========    ===========    ===========    ===========


See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

              For the Nine Months Ended September 30, 1999 and the
                          Year Ended December 31, 1998

                                   (unaudited)

                          Limited Partner Distributions
                          -----------------------------
                              Return of  Investment      Limited        General
                               Capital     Income        Partners       Partner       Total
                              ---------  ----
                          (Per weighted average unit)

Balance at
   December 31, 1997                                   $23,972,938    $(283,244)   $ 23,689,694

Cash distribution
   to partners                 $11.04     $1.71         (7,755,553)     (78,338)    (7,833,891)

Limited partnership
   units redeemed
   (590 units)                                             (27,439)         -          (27,439)

Net income                                               1,037,229       10,477      1,047,706
                                                       -----------    ---------    -----------

Balance at
   December 31, 1998                                    17,227,175     (351,105)    16,876,070

Cash distributions
   to partners                 $ 3.88     $2.08         (3,621,841)     (36,584)    (3,658,425)

Net income                                               1,263,351       12,761      1,276,112
                                                       -----------    ---------    -----------

Balance at
   September 30, 1999                                  $14,868,685    $(374,928)   $14,493,757
                                                       ===========    ==========   ===========










See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                     For the Nine Months Ended September30,

                                   (unaudited)

                                                                           1999            1998
                                                                           ----            ----
Cash flows provided by operating activities:
   Net income ......................................................   $  1,276,112    $    458,752
                                                                       ------------    ------------
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation .................................................        440,408         398,701
      Provision for bad debt .......................................      1,000,000       1,249,998
      Rental income - paid directly to lenders by lessees ..........     (1,845,000)     (1,832,700)
      Finance income portion of receivables paid directly
         to lenders by lessees .....................................     (1,474,515)     (1,527,081)
      Amortization of initial direct costs .........................         27,522         218,557
      Net gain on sales or remarketing of equipment ................       (770,489)       (538,277)
      Interest expense on non-recourse financing accrued
         or paid directly by lessees ...............................      1,691,241       1,667,081
      Income from investments in unconsolidated joint ventures .....       (185,887)       (260,992)
      Changes in operating assets and liabilities:
         Collection of principal - non-financed receivables ........      8,286,300       5,760,451
         Distributions received from unconsolidated joint ventures .        505,778         254,896
         Investment in joint venture ...............................        (32,405)        (87,185)
         Accounts payable to General Partner and affiliates, net ...        145,020         497,246
         Security deposits, deferred credits and other payables ....       (429,581)      2,075,377
         Accounts receivable from General Partner and affiliates, net       160,151           7,104
         Other assets ..............................................          6,547         876,375
         Minority interests in consolidated joint ventures .........        (56,807)        (85,246)
         Other, net ................................................        (91,736)         43,541
                                                                       ------------    ------------

           Total adjustments .......................................      7,376,547       8,717,846
                                                                       ------------    ------------

           Net cash provided by operating activities ...............      8,652,659       9,176,598
                                                                       ------------    ------------

Cash flows from investing activities:
   Proceeds from sales of equipment ................................      3,155,343       1,747,854
   Equipment and receivables purchased .............................           --       (28,906,780)
                                                                       ------------    ------------

           Net cash provided by (used in) investing activities .....      3,155,343     (27,158,926)
                                                                       ------------    ------------


                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

                     For the Nine Months Ended September 30,

                                   (unaudited)

                                                                 1999            1998
                                                                 ----            ----

Cash flows from financing activities:
   Principal payments on securitized debt ...............     (8,394,355)     (1,458,542)
   Proceeds from securitized debt .......................           --        41,308,464
   Cash distributions to partners .......................     (3,658,425)     (5,876,180)
   Proceeds from warehouse line of credit ...............           --        20,703,918
   Principal payments on warehouse line of credit .......           --       (36,804,788)
   Redemption of limited partnership units ..............           --            (2,395)
                                                            ------------    ------------

      Net cash (used in) provided by financing activities    (12,052,780)     17,870,477
                                                            ------------    ------------

Net decrease in cash ....................................       (244,778)       (111,851)

Cash at beginning of period .............................      2,336,094       9,460,337
                                                            ------------    ------------

Cash at end of period ...................................   $  2,091,316    $  9,348,486
                                                            ============    ============



















See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

Supplemental Disclosures of Cash Flow Information

   During the nine months ended September 30, 1999 and 1998, non-cash activities included the following:

                                                                    1999           1998
                                                                    ----           ----
Principal and interest on direct finance receivables
   paid directly to lenders by lessees .....................   $  5,146,578    $  9,695,708
Rental income assigned operating lease receivable ..........      1,845,000       1,832,700
Principal and interest on non-recourse financing
   paid directly by lessees ................................     (6,991,578)    (11,528,408)

Non-recourse notes payable assumed in purchase price .......           --        17,895,191
Accounts payable - equipment ...............................           --         1,613,896
Fair value of equipment and receivables purchased for debt .           --       (19,509,087)

Decrease in investment in finance leases due to terminations        644,704       2,379,961
Decrease in notes payable non-recourse due to terminations .       (644,704)     (2,379,961)

Decrease in investments in finance leases and financings due
   to contribution to joint ventures .......................        (98,475)           --
Increase in equity investment in joint ventures ............         98,475            --
                                                               ------------    ------------

                                                               $       --      $       --
                                                               ============    ============

     Interest expense of $3,210,766 and $3,115,667 for the nine months ended September 30, 1999 and 1998 consisted of interest expense on non-recourse financing accrued or paid directly to lenders by lessees of $1,691,241 and $1,667,081, respectively, interest expense on securitized debt of $1,519,525 and $464,861, respectively, and interest expense on a warehouse line of credit of $983,725 in 1998.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

              Notes to Unaudited Consolidated Financial Statements

                               September 30, 1999

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

3.    Related Party Transactions

      Fees paid or accrued by the Partnership to the General Partner or its affiliates for the nine months ended September 30, 1999 and 1998 are as follows:

                                   1999        1998
                                   ----        ----

Management fees                $  665,847   $  951,405    Charged to operations

Administrative expense
  reimbursements                  392,633      506,112    Charged to operations
                               ----------   ----------

Total                          $1,058,480   $1,457,517
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

      ICON Receivables 1997-B L.L.C.

      In August 1997 the Partnership, ICON Cash Flow Partners L.P. Six ("L.P. Six") and ICON Cash Flow Partners L.P. Seven ("L.P. Seven") formed ICON Receivables 1997-B L.L.C. ("1997-B"), a special purpose entity formed for the purpose of originating leases and securitizing its portfolio. The Partnership, L.P. Six and L.P. Seven contributed cash and received a 75.00%, 8.33% and 16.67% interest, respectively in 1997-B. In order to fund the acquisition of leases, 1997-B obtained a warehouse borrowing facility (the "1997-B Warehouse Facility") from a lender. In October 1998, 1997-B completed an equipment securitization. The net proceeds from the securitization of these assets were used to pay-off the remaining 1997-B warehouse facility balance and any remaining proceeds were distributed to the 1997-B members in accordance with their membership interests. The Partnership's consolidated financial statements include 100% of the assets and liabilities of 1997-B. L.P. Six and L.P. Seven's interests in 1997-B have been reflected as "minority interests in consolidated joint ventures."

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

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

        Notes to Unaudited Consolidated Financial Statements - Continued

      Information as to the unaudited financial position and results of operations of 1997-A as of and for the nine months ended September 30, 1999 is summarized below:

                                                 September 30, 1999
                                                 ------------------
     Assets                                          $21,011,645
                                                     ===========

     Liabilities                                     $16,870,651
                                                     ===========

     Equity                                          $ 4,140,994
                                                     ===========

     Partnership's share of equity                   $   981,334
                                                     ===========

                                                 Nine Months Ended
                                                 September 30, 1999
                                                 ------------------
     Net income                                      $  562,160
                                                     ==========

     Partnership's share of net income               $  175,365
                                                     ==========

     Distributions                                   $1,621,550
                                                     ==========
     Partnership's share of distributions            $  505,778
                                                     ==========

      ICON Cash Flow L.L.C. III

      On December 31, 1996 the Partnership and an affiliate, L.P. Seven, formed ICON Cash Flow Partners L.L.C. III ("ICON Cash Flow LLC III"), for the purpose of acquiring and managing an aircraft currently on lease to Continental Airlines, Inc. The lease is a leveraged lease and the lease term expires in 2003. Profits, losses, excess cash and disposition proceeds are allocated 1% to the Partnership and 99% to L.P. Seven. The Partnership's investment in the joint venture is accounted for under the equity method.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

        Notes to Unaudited Consolidated Financial Statements - Continued

     Information  as  to  the  unaudited   financial  position  and  results  of
operations of ICON Cash Flow LLC III as of and for the nine months ended September 30, 1999 is summarized below:

                                                    September 30, 1999
                                                    ------------------
     Assets                                             $9,480,354
                                                        ==========

     Liabilities                                        $5,759,820
                                                        ==========

     Equity                                             $3,720,534
                                                        ==========

     Partnership's share of equity                      $   37,205
                                                        ==========

                                                   Nine Months Ended
                                                   September 30, 1999
                                                   ------------------
     Net income                                         $364,754
                                                        ========

     Partnership's share of net income                  $  3,648
                                                        ========

      ICON Cash Flow Partners L.L.C. II

     In March 1995 the Partnership and L.P. Six formed a joint venture, ICON Cash Flow Partners L.L.C. II ("ICON Cash Flow LLC II"), for the purpose of acquiring and managing an aircraft which was on lease to Alaska Airlines, Inc. The Partnership and L.P. Six contributed 1% and 99% of the cash required for such acquisition, respectively, to ICON Cash Flow LLC II. ICON Cash Flow LLC II acquired the aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and L.P. Six. The lease is an operating lease. Profits, losses, excess cash and disposition proceeds are allocated 1% to the Partnership and 99% to L.P. Six. The Partnership's investment in the joint venture is accounted for under the equity method. The original lease term expired in April 1997 and Alaska Airlines, Inc. returned the aircraft. In June 1997 ICON Cash Flow LLC II released the aircraft to Aerovias de Mexico, S. A. de
C. V. ("Aeromexico"). The new lease is an operating lease which expires in September 2002.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

        Notes to Unaudited Consolidated Financial Statements - Continued

      Information as to the unaudited financial position and results of operations of ICON Cash Flow LLC II as of and for the nine months ended September 30, 1999 is summarized below:

                                                    September 30, 1999
                                                    ------------------
     Assets                                            $15,664,542
                                                       ===========

     Liabilities                                       $10,004,702
                                                       ===========

     Equity                                            $ 5,659,840
                                                       ===========

     Partnership's share of equity                     $    56,598
                                                       ===========

                                                    Nine Months Ended
                                                    September 30, 1999
                                                    ------------------
     Net income                                          $687,401
                                                         ========

     Partnership's share of net income                   $  6,874
                                                         ========

      ICON Cash Flow Partners L.L.C. I

      In September 1994 the Partnership and an affiliate, L.P. Six, formed a joint venture, ICON Cash Flow Partners L.L.C. I ("ICON Cash Flow LLC I"), for the purpose of acquiring and managing an aircraft which was on lease to Alaska Airlines, Inc. The Partnership and L.P. Six contributed 99% and 1% of the cash required for such acquisition, respectively, to ICON Cash Flow LLC I. ICON Cash Flow LLC I acquired the aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and L.P. Six. The lease is an operating lease. Profits, losses, excess cash and disposition proceeds are allocated 99% to the Partnership and 1% to L.P. Six. The Partnership's consolidated financial statements include 100% of the assets and liabilities of ICON Cash Flow LLC I. L.P. Six's investment in ICON Cash Flow LLC I has been reflected as "Minority interest in consolidated joint ventures." The original lease term expired in April 1997 and Alaska Airlines, Inc. returned the aircraft. In June 1997 ICON Cash Flow LLC I released the aircraft to Aeromexico. The new lease is an operating lease which expires in October 2002.

5.   Security Deposits, Deferred Credits and Other Payables

     Security deposits, deferred credits and other payables at September 30, 1999 and 1998 include $1,320,696 and $570,984, respectively, of proceeds received on residuals, which will be applied upon final remarketing of the related equipment.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                               September 30, 1999

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

      The Partnership's portfolio consisted of a net investment in finance leases, financings, operating leases, and investments in unconsolidated joint ventures representing 48%, 26%, 25% and 1% of total investments at September 30, 1999, respectively, and 53%, 25%, 20% and 2% of total investments at September 30, 1998, respectively.

Results of Operations

Three Months Ended September 30, 1999 and 1998

      For the three months ended September 30, 1999 the Partnership did not enter into any new leases or financing agreements. For the three months ended September 30, 1998, the Partnership leased or financed additional equipment with an initial cost of $17,247,909 to 68 lessees or equipment users.

      Revenues for the three months ended September 30, 1999 were $2,630,851, representing a decrease of $170,790 or 6.1% from 1998. The decrease in revenues resulted primarily from a decrease in finance income of $383,531 or 21.9% and a decrease in interest income and other of $159,872 or 82.5%. These decreases were partially offset by an increase in net gain on sales of equipment of $268,347 and an increase in income from investment in unconsolidated joint ventures of $104,266. The decrease in finance income resulted from a decrease in the average size of the finance lease portfolio from 1998 to 1999. Interest income decreased due to a decrease in the average cash balance from 1998 to 1999. The increase in net gain on sales or remarketing of equipment resulted from an increase in the number of leases maturing and the underlying equipment being sold or remarketed for which proceeds received were in excess of the remaining carrying value. As a result of an analysis of delinquency, assessment of overall risk and a review of historical loss experience ICON Receivables 1997-A L.L.C. ("1997-A") recorded a loss provision for the three months ended September 30, 1998 which resulted in a decrease for the Partnership in income from investment in unconsolidated joint ventures.

      Expenses for the three months ended September 30, 1999 were $2,352,575, representing a decrease of $395,562 or 14.4% from 1998. The decrease in expenses resulted from a decrease in interest expense of $292,182 or 22.9%, a decrease in provision for bad debt of $149,998 or 14.3%, a decrease in management fees of $60,357 or 23.9%, a decrease in administrative expenses of $36,939 or 24.9% and a decrease in amortization of initial direct costs of $13,759 or 68.3%. These decreases were partially offset by an increase in general and administrative expense of $150,266 and an increase in minority interest expense in consolidated joint venture of $7,406. Interest expense decreased due to a decrease in the average debt outstanding from 1998 to 1999. As a result of an analysis of delinquency, an assessment of overall risk and a review of historical loss experience the Partnership determined that a provision for bad debt of $900,000 was required for the three months ended September 30, 1999 compared to a provision for bad debt of $1,049,998 recorded by the Partnership for the three months ended September 30, 1998. The decreases in management fees and administrative expense reimbursements were a result of the fact that 1998 expenses included recognition of previously deferred cumulative management fees and administrative expense reimbursements related to a lease, which was brought current. Amortization of initial direct costs decreased due to a decrease in the average size of the portfolio subject

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

to initial direct costs from 1998 to 1999. For the three months ended September 30, 1999 and 1998, the Partnership's consolidated joint venture, ICON Receivables 1997-B ("1997-B") had a net loss as a result of recording a significant provision for bad debt. Therefore, the Partnership recorded a credit to minority interest expense for 1999 and 1998. The increase in general and administrative expenses was due primarily to an increase in amortization of capitalized costs associated with 1997-B, from 1998 to 1999.

      Net income for the three months ended September 30, 1999 and 1998 was $278,276 and $53,504, respectively. The net income per weighted average limited partnership unit was $.45 and $.09 for 1999 and 1998, respectively.

Nine Months Ended September 30, 1999 and 1998

      For the nine months ended September 30, 1999 the Partnership did not enter into any new leases or financing agreements. For the nine months ended September 30, 1998, the Partnership leased or financed additional equipment with an initial cost of $48,415,807 to 137 lessees or equipment users.

      Revenues for the nine months ended September 30, 1999 were $7,558,506, representing an increase of $306,379 or 4.2% from 1998. The increase in revenues resulted primarily from an increase in finance income of $440,458 or 10.6%, increase in net gain on sales of equipment of $232,212 or 43.1%. These increases were partially offset by a decrease in interest income and other of $303,486 or 66.5% and a decrease in income from investment in unconsolidated joint ventures of $75,105 or 28.8 %. The increase in finance income was related to a finance lease which was acquired by the Partnership at the end of the second quarter of 1998. Finance income for the nine months ended September 30, 1999 includes nine months of finance income related to this lease compared to three months included in the nine months ended September 30, 1998. The increase in net gain on sales or remarketing of equipment resulted from an increase in the number of leases maturing and the underlying equipment being sold for which proceeds received were in excess of the remaining carrying value. As a result of an analysis of delinquency, assessment of overall risk and a review of historical loss experience ICON Receivables 1997-A L.L.C. ("1997-A") recorded a loss provision of $270,000 for the three months ended June 30, 1999 which resulted in a decrease for the Partnership in income from investment in unconsolidated joint ventures for the nine months ended September 30, 1999.

Expenses for the nine months ended September 30, 1999 were $6,282,394, representing a decrease of $510,981 or 7.5% from 1998. The decrease in expenses resulted from a decrease in management fees of $285,558 or 30.0%, a decrease in the provision for bad debt of $249,998 or 20.0%, a decrease in amortization of initial direct costs of $191,035 or 87.4% and a decrease in administrative expense reimbursements of $113,479 or 22.4%. These decreases were partially offset by an increase in general and administrative expense of $149,412 or 37.6%, an increase in interest expense of $95,099 or 3.1%, an increase in minority interest expense in consolidated joint venture of $42,871 and an increase in depreciation expense of $41,707 or 10.5%. The decreases in management fees and administrative expense reimbursements were a result of the fact that 1998 expenses included cumulative management fees and administrative expense reimbursements related to a lease originated in 1995. As a result of an analysis of delinquency, an assessment of overall risk and a review of historical loss experience the Partnership determined that a provision for bad debt of $1,000,000 was required for the nine months ending September 30, 1999 compared to a provision for bad debt of $1,249,998 recorded by the Partnership for the nine

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

months ended September 30, 1998. Amortization of initial direct costs decreased due to a decrease in the average size of the portfolio subject to initial direct costs from 1998 to 1999. For the three months ended September 30, 1999 and 1998, the Partnership's consolidated joint venture, ICON Receivables 1997-B ("1997-B") had a net loss as a result of recording a significant provision for bad debt. Therefore the Partnership recorded a credit to minority interest expense for 1999 and 1998. The increase in general and administrative expenses was due primarily to an increase in professional fees, bank service charges, postage costs and amortization of capitalized costs associated with 1997-B, from 1998 to 1999. Interest expense increased due to an increase the average debt outstanding from 1998 to 1999.

      Net income for the nine months ended September 30, 1999 and 1998 was $1,276,112 and $458,752, respectively. The net income per weighted average limited partnership unit was $2.08 and $.75 for 1999 and 1998, respectively.

Liquidity and Capital Resources

      The  Partnership's  primary  sources  of funds for the nine  months  ended
September 30, 1999 and 1998 were net cash provided by operations of $8,652,659 and $9,176,598, respectively, proceeds from sales of equipment of $3,155,343 and $1,747,854, respectively, proceeds from securitized debt of $41,308,464 in 1998 and proceeds from a warehouse line of credit of $20,703,918 in 1998. These funds were used to purchase equipment in 1998, fund cash distributions and make payments on borrowings.

      Cash distributions to limited partners for the nine months ended September 30, 1999 and 1998, which were paid monthly, totaled $3,621,841 and $5,817,418, respectively, of which $1,263,351 and $454,164 was investment income and $2,358,490 and $5,363,254 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners for the nine months ended September 30, 1999 and 1998 was 7.94% and 12.75%, respectively, of which 2.77% and 1.0% was investment income and 5.17% and 11.75% was a return of capital, respectively, calculated as a percentage of each partner's initial capital contribution. The limited partner distribution per weighted average unit outstanding for the nine months ended September 30, 1999 and 1998 was $5.96 and $9.56, respectively, of which $3.88 and $.75 was investment income and $2.08 and $8.81 was a return of capital, respectively.

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

      As of September 30, 1999, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on liquidity. As cash is realized from operations and sales of equipment, the Partnership will distribute substantially all available cash, after retaining sufficient cash to meet its reserve requirements and recurring obligations.

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

No reports on Form 8-K were filed by the Partnership during the quarter ended September 30, 1999.

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

                                    ICON Cash Flow Partners, L.P., Series E
                                    File No. 33-44413 (Registrant)
                                    By its General Partner,
                                    ICON Capital Corp.




November 12, 1999                   /s/Thomas W. Martin
-----------------                   --------------------------------------------
      Date                          Thomas W. Martin
                                    Executive Vice President
                                    (Principal financial and accounting officer
                                    of the General Partner of the Registrant)