Form 10-K
period 1999-12-31
ICON CASH FLOW PARTNERS L P SERIES E
filed 2000-03-30
CIK 881788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] Annual Report  Pursuant to Section 13 or 15(d) of the Securities  Exchange
      Act of 1934 [Fee Required]

For the fiscal year ended                   December 31, 1999
                          ------------------------------------------------------
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [Fee Required]

For the transition period from                     to
                               -------------------    --------------------------

Commission File Number                               33-44413
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

              111 Church Street, White Plains, New York 10601-1505
--------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code          (914) 993-1700
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

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 1999

                                TABLE OF CONTENTS

Item                                                                    Page

PART I

1.   Business                                                            3-4

2.   Properties                                                            5

3.   Legal Proceedings                                                     5

4.   Submission of Matters to a Vote of Security Holders                   5

PART II

5.   Market for the Registrant's Securities and Related
     Security Holder Matters                                               5

6.   Selected Consolidated Financial and Operating Data                    6

7.   General Partner's Discussion and Analysis of Financial
     Condition and Results of Operations                                 7-9

8.   Consolidated Financial Statements and Supplementary Data          10-29

9.   Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                                  30

PART III

10.  Directors and Executive Officers of the Registrant's
     General Partner                                                   30-31

11.  Executive Compensation                                               32

12.  Security Ownership of Certain Beneficial Owners
     and Management                                                       32

13.  Certain Relationships and Related Transactions                       33

PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K      33

SIGNATURES                                                                34

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 1999

PART I

Item 1.  Business

General Development of Business

     ICON Cash Flow Partners, L.P., Series E (the "Partnership") was formed in November 1991 as a Delaware limited partnership. The Partnership commenced business operations on its initial closing date, July 6, 1992, with the admission of 13,574.17 limited partnership units. Between July 7, 1992 and December 31, 1992, 236,021.97 additional units were admitted and from January 1, 1993 to July 31, 1993 (the final closing date), 360,815.37 additional units were admitted bringing the final admission to 610,411.51 units totaling $61,041,151 in capital contributions. From 1994 through 1998, the Partnership redeemed 2,556 limited partnership units. The Partnership did not redeem limited partnership units in 1999, leaving 607,855.51 limited partnership units outstanding at December 31, 1999. The sole general partner is ICON Capital Corp. (the "General Partner").

     The Partnership's reinvestment period ended July 31, 1998. The disposition period began on August 1, 1998. During the disposition period the Partnership has and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and begin the orderly termination of its operations and affairs. The Partnership has not and will not invest in any additional finance or lease transactions during the disposition period. During the disposition period the Partnership expects to recover, at a minimum, the carrying value of its assets.

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

                                December 31, 1999

     The Partnership has no direct employees. The General Partner has full and exclusive discretion in management and control of the Partnership.

Lease and Financing Transactions

     For the years ended December 31, 1999 and 1998, the Partnership purchased and leased or financed $0 and $53,254,390 of equipment, respectively, with a weighted average initial transaction term of 0 and 44 months, respectively, and invested $84,535 and $87,185 in joint ventures in 1999 and 1998, respectively. Included in the summary of equipment cost by category below is 100% of the equipment cost acquired by two joint ventures in which the Partnership has a 99% and 75% interest. The Partnership accounts for these investments by consolidating 100% of the assets and liabilities of the joint ventures and reflecting, as a liability, the related minority interests. The equipment purchased by three other joint ventures in which the Partnership has a less than 50% interest are not included in this table. At December 31, 1999, the weighted average initial transaction term of the portfolio was 50 months. A summary of the portfolio equipment cost by category held at December 31, 1999 and 1998 is as follows:

                                      December 31, 1999           December 31, 1998
                                 -------------------------    -------------------------
Category                              Cost         Percent        Cost         Percent

Aircraft .....................   $ 23,010,250       22.3%    $ 23,010,250       19.1%
Retail Systems ...............     15,973,850       15.5       18,029,410       15.0
Computer systems .............     14,172,782       13.7       16,795,387       13.9
Manufacturing & production ...     12,901,249       12.5       18,915,472       15.7
Telecommunications ...........      9,976,789        9.7       11,218,104        9.3
Furniture and fixtures .......      9,497,699        9.2       11,068,318        9.2
Restaurant equipment .........      4,449,367        4.3        7,370,358        6.1
Medical ......................      3,087,242        3.0        3,215,121        2.7
Automotive ...................      2,240,961        2.2        2,311,216        1.9
Construction .................      1,554,753        1.5        1,594,293        1.3
Material handling ............      1,403,993        1.4        1,481,333        1.2
Sanitation ...................      1,054,294        1.0        1,054,294        0.9
Miscellaneous ................      3,776,956        3.7        4,521,350        3.7
                                 ------------      -----     ------------      -----

                                 $103,100,185      100.0%    $120,584,906      100.0%
                                 ============      =====     ============      =====

     The Partnership has one lease which individually represents greater than 10% of the total portfolio equipment cost at December 31, 1999. The lease is with Aerovias de Mexico, S.A. de C.V. ("Aero Mexico"). The underlying equipment is an aircraft and the asset represented 20.1% of the total portfolio cost at December 31, 1999.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 1999

Item 2.  Properties

     The Partnership neither owns nor leases office space or equipment for the purpose of managing its day-to-day affairs.

Item 3.  Legal Proceedings

     The Partnership is not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 1999.

PART II

Item 5.  Market for the  Registrant's  Securities  and Related  Security  Holder
         Matters

     The Partnership's limited partnership interests are not publicly traded nor is there currently a market for the Partnership's limited partnership interests. It is unlikely that any such market will develop.

                                           Number of Equity Security Holders
Title of Class                                    as of December 31,
--------------                             ---------------------------------
                                            1999                      1998
                                            ----                      ----

Limited partners                           3,753                     3,736
General Partner                                1                         1

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 1999

Item 6.  Selected Consolidated Financial and Operating Data

                                                      Years Ended December 31,
                               -----------------------------------------------------------------
                                   1999         1998          1997         1996         1995
                                   ----         ----          ----         ----         ----

Total revenues ............... $10,203,685   $10,087,667   $7,611,293   $9,849,216   $12,180,865
                               ===========   ===========   ==========   ==========   ===========

Net income ................... $ 2,242,510   $ 1,047,706   $2,368,585   $2,243,883   $ 1,585,802
                               ===========   ===========   ==========   ==========   ===========

Net income allocable
  to limited partners ........ $ 2,220,085   $ 1,037,229   $2,344,899   $2,221,444   $ 1,569,944
                               ===========   ===========   ==========   ==========   ===========

Net income allocable
  to the General Partner ..... $    22,425   $    10,477   $   23,686   $   22,439   $    15,858
                               ===========   ===========   ==========   ==========   ===========

Weighted average
  limited partnership
  units outstanding ..........     607,856       608,273      609,211      609,503       609,650
                               ===========   ===========   ==========   ==========   ===========

Net income per
  weighted average limited
  partnership unit ........... $      3.65   $      1.71   $     3.85   $     3.64   $      2.58
                               ===========   ===========   ==========   ==========   ===========

Distributions to
  limited partners ........... $ 4,381,933   $ 7,755,553   $7,768,316   $7,771,164   $ 7,773,082
                               ===========   ===========   ==========   ==========   ===========

Distributions to the
  General Partner ............ $    44,258   $    78,338   $   78,468   $   78,496   $    78,512
                               ===========   ===========   ==========   ==========   ===========

                                     Years Ended December 31,
                   -------------------------------------------------------------
                      1999       1998         1997         1996          1995
                      ----       ----         ----         ----          ----

Total assets ...  $64,830,618 $86,918,230  $66,917,017  $77,934,170  $95,508,881
                  =========== ===========  ===========  ===========  ===========

Partners' equity  $14,692,389 $16,876,070  $23,689,694  $29,192,964  $34,807,701
                  =========== ===========  ===========  ===========  ===========

     The  above  selected   consolidated   financial  data  should  be  read  in
conjunction with the consolidated financial statements and related notes appearing elsewhere in this report.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 1999

Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership's portfolio consisted of a net investment in finance leases, financings, operating leases and equity investments in joint ventures representing 48%, 25%, 26% and 1% of total investments at December 31, 1999, respectively, and 50%, 28%, 20% and 2% of total investments at December 31, 1998, respectively.

Results of Operations

Years Ended December 31, 1999 and 1998

     For the year ended December 31, 1999 the Partnership did not purchase any new equipment investments. For the year ended December 31, 1998, the Partnership purchased and leased or financed equipment with an initial cost of $53,254,390 to 177 lessees or equipment users.

     Revenues for the year ended December 31, 1999 were $10,203,685, representing an increase of $116,018 from 1998. The increase in revenues resulted primarily from an increase in finance income of $463,085 and an increase in gain on sales of equipment of $248,841. The increases were partially offset by a decrease in interest income and other of $317,254 and a decrease in income from equity investments in joint ventures of $290,954. The net gain on sales of equipment increased due to an increase in the number of leases maturing in which the underlying equipment was sold. The decrease in interest income and other was due primarily to decreased average levels of debt outstanding in 1999 versus 1998.

     Expenses for the year ended December 31, 1999 were $7,961,175, representing a decrease of $1,078,786 from 1998. The decrease in expenses resulted primarily from decreases in interest expense of $389,060, provision for bad debts of $275,089, management fees of $278,814, administrative expense reimbursements of $117,474 and in amortization of initial direct costs of $202,107. These decreases were partially offset by increases in general and administrative expense of $127,122, depreciation expense of $41,708 and minority interest expense in joint ventures of $14,928.

     Interest  expense   decreased  due  to  a  decrease  in  the  average  debt
outstanding from 1998 to 1999. As a result of the ongoing analysis of delinquency trends, loss experience and an assessment of overall credit risk, the Partnership recorded provisions for bad debts of $1,000,000 and $1,275,089 for 1999 and 1998. Management fees and administrative expense reimbursements decreased due to a decrease in the average size of the portfolio from 1998 to 1999. Amortization of initial direct costs decreased due to a decrease in the average size of the portfolio subject to initial direct costs from 1998 to 1999.

     Net income for the years ended December 31, 1999 and 1998 was $2,242,510 and $1,047,706, respectively. The net income per weighted average limited partnership unit was $3.65 and $1.71 for 1999 and 1998, respectively.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 1999

Years Ended December 31, 1998 and 1997

     For the years ended December 31, 1998 and 1997, the Partnership purchased and leased or financed equipment with an initial cost of $53,254,390 and $23,112,295, respectively, to 177 and 447 lessees or equipment users, respectively.

     Revenues for the year ended December 31, 1998 were $10,087,667, representing an increase of $2,476,374 or 33% from 1997. The increase in revenues resulted primarily from an increase in finance income of $2,796,741 or 83%, an increase in rental income of $436,325 or 22%, and an increase in income from equity investments in joint ventures of $232,086 or 217%. These increases were partially offset by a decrease in net gain on sales or remarketing of equipment of $557,256 or 46% and a decrease in interest income and other of $431,522 or 46%. Finance income increased due to an increase in the average size of the finance lease portfolio from 1997 to 1998. The Partnership's operating lease with Alaska Air terminated in April 1997 and the asset was subsequently released to Aero Mexico in June 1997. Rental income increased due to contractual rents under the new Aero Mexico lease being greater than contractual rents under the Alaska Air lease. The Partnership contributed equipment lease and finance receivables, residuals and cash totaling $16,287,305 to ICON Receivables 1997-A L.L.C. ("1997-A"), a joint venture, in September 1997. Income from the equity investments in joint ventures for 1997 includes three months of income related to the 1997-A investment compared to twelve months for 1998. The net gain on sales or remarketing of equipment decreased due to a decrease in the number of leases maturing in which the underlying equipment was sold or remarketed, for which the proceeds received were in excess of the average carrying value of the equipment. The decrease in interest income and other was due primarily to the decrease in interest income related to a loan from the Partnership to an affiliate, ICON Asset Acquisition L.L.C. The loan was repaid in August 1997.

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

                                December 31, 1999

     Net income for the years ended December 31, 1998 and 1997 was $1,047,706 and $2,368,585, respectively. The net income per weighted average limited partnership unit was $1.71 and $3.85 for 1998 and 1997, respectively.

Liquidity and Capital Resources

     The Partnership's reinvestment period ended July 31, 1998. The disposition period began on August 1, 1998. During the disposition period the Partnership has and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and begin the orderly termination of its operations and affairs. The Partnership has not and will not invest in any additional finance or lease transactions during the disposition period. During the disposition period the Partnership expects to recover, at a minimum, the carrying value of its assets.

     As a result of the Partnership's entering into the disposition period, future monthly distributions are expected to fluctuate depending on the amount of asset sale and re-lease proceeds received during that period.

     The Partnership's primary sources of funds in 1999, 1998 and 1997 were net cash provided by operations of $11,671,010, $12,745,950 and $20,898,350, respectively, proceeds from sales of equipment of $3,776,513, $2,476,110 and $15,313,194, respectively, proceeds from a warehouse line of credit of
$20,703,918 in 1998 and proceeds from securitization debt of $41,175,000 in 1998. These funds were used to purchase equipment in 1997 and 1998, and to provide for cash distributions and debt repayments in 1997, 1998 and 1999.

     Cash distributions to the limited partners for the years ended December 31, 1999, 1998 and 1997, which were paid monthly, totaled $4,381,933, $7,755,553 and
$7,768,316,  respectively  of which  $2,220,085,  $1,037,229  and $2,344,899 was investment income and $2,161,848 and $6,718,324 and $5,423,417 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners for the years ended December 31, 1999, 1998 and 1997 was 7.21%, 12.75% and 12.75%, of which 3.65%, 1.71% and 3.85% was investment income and 3.56%, 11.04% and 8.90% was a return of capital, respectively, calculated as a percentage of each partners' initial capital contribution.

     As of December 31, 1999, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on liquidity. As cash is realized from operations and sales of equipment, the Partnership will distribute substantially all available cash, after retaining sufficient cash to meet its reserve requirements and recurring obligations.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 1999

Item 8.  Consolidated Financial Statements and Supplementary Data

                   Index to Consolidated Financial Statements

                                                                 Page Number

Independent Auditors' Report                                             12

Consolidated Balance Sheets as of December 31, 1999 and 1998          13-14

Consolidated Statements of Operations for the Years Ended
  December 31, 1999, 1998 and 1997                                       15

Consolidated Statements of Changes in Partners' Equity for
  the Years Ended December 31, 1999, 1998 and 1997                       16

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999, 1998 and 1997                                    17-19

Notes to Consolidated Financial Statements                            20-29

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                        Consolidated Financial Statements

                                December 31, 1999

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT



The Partners
ICON Cash Flow Partners, L.P., Series E:

We have audited the accompanying consolidated balance sheets of ICON Cash Flow Partners, L.P., Series E (a Delaware limited partnership) as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in partners' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in Note 1, the Partnership's reinvestment period ended July 31, 1998. The disposition period began on August 1, 1998. During the disposition period the Partnership has and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and begin the orderly termination of its operations and affairs.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICON Cash Flow Partners, L.P., Series E as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.




                                           /s/ KPMG LLP
                                           KPMG LLP



March 28, 2000
New York, New York

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheets

                                  December 31,

                                                 1999           1998
                                                 ----           ----

       Assets

Cash ....................................   $  2,073,759    $  2,336,094
                                            ------------    ------------

Investment in finance leases
   Minimum rents receivable .............     26,598,335      39,904,532
   Estimated unguaranteed residual values      8,420,547      11,545,261
   Initial direct costs .................            194          11,986
   Unearned income ......................     (4,853,586)     (8,575,852)
   Allowance for doubtful accounts ......     (1,237,909)       (985,300)
                                            ------------    ------------
                                              28,927,581      41,900,627

Investment in financings
   Receivables due in installments ......     18,214,488      28,310,139
   Initial direct costs .................           --               106
   Unearned income ......................     (2,438,302)     (4,815,891)
   Allowance for doubtful accounts ......       (735,231)       (425,601)
                                            ------------    ------------
                                              15,040,955      23,068,753

Investment in operating leases
   Equipment at cost ....................     20,707,984      20,707,984
   Accumulated depreciation .............     (3,997,183)     (3,409,972)
                                            ------------    ------------
                                              16,710,801      17,298,012

Investments in joint ventures ...........        818,191       1,264,148
                                            ------------    ------------

Accounts receivable from affiliates .....           --           160,151
                                            ------------    ------------

Other assets ............................      1,259,331         890,445
                                            ------------    ------------

Total assets ............................   $ 64,830,618    $ 86,918,230
                                            ============    ============




                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (continued)

                                   (unaudited)

                                                              1999            1998
                                                              ----            ----

       Liabilities and Partners' Equity

Notes payable - securitized debt .....................   $ 25,691,428    $ 36,975,096
Notes payable - non-recourse .........................     21,127,810      28,492,442
Security deposits, deferred credits and other payables      2,758,365       4,014,873
Minority interests in consolidated joint ventures ....        560,626         559,749
                                                         ------------    ------------
                                                           50,138,229      70,042,160
Commitments and Contingencies

Partners' equity (deficiency)
   General Partner ...................................       (372,938)       (351,105)
   Limited partners (607,856 units outstanding,
     $100 per unit original issue price) .............     15,065,327      17,227,175
                                                         ------------    ------------

Total partners' equity ...............................     14,692,389      16,876,070
                                                         ------------    ------------

Total liabilities and partners' equity ...............   $ 64,830,618    $ 86,918,230
                                                         ============    ============


















See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                        For the Years Ended December 31,


                                               1999          1998          1997
                                               ----          ----          ----
Revenues

   Finance income ......................   $ 6,610,115   $ 6,147,030   $ 3,350,289
   Rental income .......................     2,460,000     2,447,700     2,011,375
   Gain on sales of equipment ..........       901,005       652,164     1,209,420
   Interest income and other ...........       184,354       501,608       933,130
   Income from investments in
     unconsolidated joint ventures .....        48,211       339,165       107,079
                                           -----------   -----------   -----------

   Total revenues ......................    10,203,685    10,087,667     7,611,293
                                           -----------   -----------   -----------

Expenses

   Interest ............................     4,106,569     4,495,629     2,471,045
   Provision for bad debts .............     1,000,000     1,275,089          --
   Management fees - General Partner ...       928,946     1,207,760       919,728
   Administrative expense reimbursements
     - General Partner .................       539,853       657,327       486,253
   Depreciation ........................       587,211       545,503       475,619
   General and administrative ..........       685,647       558,525       370,705
   Amortization of initial direct costs         33,195       235,302       461,620
   Minority interest expense in
     consolidated joint ventures .......        79,754        64,826        57,738
                                           -----------   -----------   -----------

   Total expenses ......................     7,961,175     9,039,961     5,242,708
                                           -----------   -----------   -----------

Net income .............................   $ 2,242,510   $ 1,047,706   $ 2,368,585
                                           ===========   ===========   ===========

Net income allocable to:
   Limited partners ....................   $ 2,220,085   $ 1,037,229   $ 2,344,899
   General Partner .....................        22,425        10,477        23,686
                                           -----------   -----------   -----------

                                           $ 2,242,510   $ 1,047,706   $ 2,368,585
                                           ===========   ===========   ===========

Weighted average number of limited
   partnership units outstanding .......       607,856       608,273       609,211
                                           ===========   ===========   ===========

Net income per weighted average
   limited partnership unit ............   $      3.65   $      1.71   $      3.85
                                           ===========   ===========   ===========



See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

              For the Years Ended December 31, 1999, 1998 and 1997

                             Limited Partner Distributions

                              Return of        Investment        Limited       General
                               Capital           Income          Partners      Partner        Total
                              (Per weighted average unit)

Balance at
   December 31, 1996                                           $29,421,426    $(228,462)   $29,192,964

Cash distribution
   to partners                 $ 8.90             $3.85         (7,768,316)     (78,468)    (7,846,784)

Limited partnership
   units redeemed
   (1,000 units)                                                   (25,071)         -          (25,071)

Net income                                                       2,344,899       23,686      2,368,585
                                                               -----------    ---------    -----------

Balance at
   December 31, 1997                                            23,972,938     (283,244)    23,689,694

Cash distribution
   to partners                 $11.04             $1.71         (7,755,553)     (78,338)    (7,833,891)

Limited partnership
   units redeemed
   (590 units)                                                     (27,439)         -          (27,439)

Net income                                                       1,037,229       10,477      1,047,706
                                                               -----------    ---------    -----------

Balance at
   December 31, 1998                                            17,227,175     (351,105)    16,876,070

Cash distribution
   to partners                 $ 3.56             $3.65         (4,381,933)     (44,258)    (4,426,191)

Net income                                                       2,220,085       22,425      2,242,510
                                                               -----------    ---------    -----------

Balance at
   December 31, 1999                                           $15,065,327    $(372,938)   $14,692,389
                                                               ===========    =========    ===========






See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                        For the Years Ended December 31,

                                                                       1999           1998            1997
                                                                       ----           ----            ----
Cash flows from operating activities:
    Net income ................................................   $  2,242,510    $  1,047,706    $  2,368,585
                                                                  ------------    ------------    ------------
    Adjustments to reconcile net income to
    net cash provided by operating activities:
       Depreciation ...........................................        587,211         545,503         475,619
       Rental income-assigned operating lease receivables .....     (2,460,000)     (2,447,700)     (2,011,375)
       Provision for bad debt .................................      1,000,000       1,275,089            --
       Finance income portion of receivables paid directly
         to lenders by lessees ................................     (1,782,276)     (2,120,403)     (1,062,414)
       Amortization of initial direct costs ...................         33,195         235,302         461,620
       Net gain on sales or remarketing of equipment ..........       (901,005)       (652,164)     (1,209,420)
       Interest expense on non-recourse financing
         paid directly by lessees .............................      2,165,742       2,484,621       1,443,747
       Income from investments in
         unconsolidated joint ventures ........................        (48,211)       (339,165)       (107,079)
       Minority interest expense in consolidated joint ventures         79,754          64,826          57,738
       Changes in operating assets and liabilities:
          Collection of principal - non-financed receivables ..     11,607,999       8,535,799       8,224,989
          Allowance for doubtful accounts .....................       (437,761)       (678,451)       (452,294)
          Accounts receivable from affiliates .................        160,151        (153,048)           --
          Distributions received from
            unconsolidated joint ventures .....................        677,198         722,760      14,829,488
          Investments in unconsolidated joint ventures ........        (84,535)        (87,185)       (740,000)
          Other assets ........................................       (368,886)      1,027,060      (1,700,223)
          Security deposits, deferred credits and
            other payables ....................................     (1,256,508)      2,914,613        (248,106)
          Accounts payable to General Partner
              and affiliates, net .............................           --          (113,746)
          Minority interests in consolidated joint ventures ...            877        (359,206)        750,667
          Other, net ..........................................        455,556         729,993         (69,446)
                                                                  ------------    ------------    ------------
            Total adjustments .................................      9,428,500      11,698,244      18,529,765
                                                                  ------------    ------------    ------------

         Net cash provided by operating activities ............     11,671,010      12,745,950      20,898,350
                                                                  ------------    ------------    ------------

Cash flows from investing activities:
    Proceeds from sales of equipment ..........................      3,776,513       2,476,110      15,313,194
    Equipment and receivables purchased .......................           --       (35,359,198)    (23,183,848)
                                                                  ------------    ------------    ------------

          Net cash used in investing activities ...............      3,776,513     (32,883,088)     (7,870,654)
                                                                  ------------    ------------    ------------



                                                                                           (continued on next page)

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (continued)

                        For the Years Ended December 31,

                                                                     1999            1998            1997
                                                                     ----            ----            ----

Cash flows from financing activities:
    Proceeds from warehouse line of credit ..................           --        20,703,918      16,365,451
    Principal payments on warehouse line of credit ..........           --       (36,804,788)       (264,581)
    Proceeds of securitized debt ............................           --        41,175,000            --
    Principal payments on securitized debt ..................    (11,283,667)     (4,199,905)           --
    Proceeds from revolving credit facility .................           --         4,400,000
    Principal payments on revolving credit facility .........           --       (17,400,000)
    Loans to affiliates .....................................           --       (11,280,328)
    Principal payments received on affiliate notes ..........           --        11,280,328
    Redemption of limited partnership units .................           --           (27,439)        (25,071)
    Cash distributions to partners ..........................     (4,426,191)     (7,833,891)     (7,846,784)
                                                                ------------    ------------    ------------

          Net cash provided by (used in) financing activities    (15,709,858)     13,012,895      (4,770,985)
                                                                ------------    ------------    ------------

    Net (decrease) increase in cash .........................       (262,335)     (7,124,243)      8,256,711

Cash at beginning of year ...................................      2,336,094       9,460,337       1,203,626
                                                                ------------    ------------    ------------

Cash at end of year .........................................   $  2,073,759    $  2,336,094    $  9,460,337
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

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                      Statements of Cash Flows (Continued)

Supplemental Disclosures of Cash Flow Information

    Interest expense of $4,106,569, $4,495,629 and $2,471,045 for the years ended December 31, 1999, 1998 and 1997 consisted of: interest expense on non-recourse financing accrued or paid directly to lenders by lessees of $2,165,742, $2,484,621 and $1,443,747, respectively; interest on revolving credit facility of $0, $0, and $866,922, respectively, interest on the 1997-B warehouse facility of $951,005, $985,698 and $160,376, respectively; other interest of $0, $132 and $0, respectively; interest on securitized debt of $989,822, $1,025,178 and $0, respectively.

     For the years ended December 31, 1999, 1998 and 1997, non-cash activities included the following:

                                                         1999           1998            1997
                                                         ----           ----            ----
Decrease in investments in finance leases and
  financings due to contribution to
  unconsolidated joint venture .................   $     98,474    $       --      $ 15,547,305
Increase in investments in
  unconsolidated joint venture .................        (98,474)           --       (15,547,305)

Principal and interest on finance receivables
  paid directly to lender by lessees ...........           --        12,172,619       7,212,307
Rental Income
  - assigned operating lease receivables .......      2,460,000       2,447,700       2,011,375
Principal and interest on non-recourse financing
  paid directly by lessees .....................     (2,460,000)    (14,620,319)     (9,223,682)

Decrease in investment in finance leases due
  to terminations ..............................       (644,704)      2,439,116       1,216,922
Decrease in notes payable-non-recourse due to
  terminations .................................        644,704      (2,439,116)     (1,216,922)

Non-recourse notes payable assumed in
  purchase price - finance and operating leases            --        17,895,192            --
Fair value of equipment and receivables
  purchased for debt and payables ..............           --       (17,895,192)           --
                                                   ------------    ------------    ------------

                                                   $       --      $       --      $       --
                                                   ============    ============    ============


                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                                December 31, 1999

1.   Organization

     ICON Cash Flow Partners, L.P., Series E (the "Partnership") was formed on November 7, 1991 as a Delaware limited partnership with an initial capitalization of $2,000. It was formed to acquire various types of equipment, to lease such equipment to third parties and, to a lesser degree, to enter into secured financing transactions. The Partnership's offering period commenced on June 5, 1992 and by its final closing on July 31, 1993, 610,411.51 units had been admitted into the Partnership with aggregate gross proceeds of $61,041,151. From 1994 through 1997, the Partnership redeemed 1,966 limited partnership units. The Partnership redeemed 590 limited partnership units in 1998 leaving 607,856 limited partnership units outstanding at December 31, 1999 and 1998.

     The Partnership's reinvestment period ended July 31, 1998. The disposition period began on August 1, 1998. During the disposition period the Partnership has and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and begin the orderly termination of its operations and affairs. The Partnership has not and will not invest in any additional finance or lease transactions during the disposition period. During the disposition period, the Partnership expects to recover, at a minimum, the carrying value of its assets.

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

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Disclosures About Fair Value of Financial Instruments - Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosures about the fair value of financial instruments. Separate disclosure of fair value information as of December 31, 1999 and 1998 with respect to the Company's assets and liabilities is not provided because (i) SFAS No. 107 does not require disclosures about the fair value of lease arrangements, (ii) the carrying value of financial assets, other than lease related investments, and payables approximates market value and (iii) fair value information concerning non-recourse debt obligations is not practicable to estimate without incurring excessive costs to obtain all the information that would be necessary to derive a market interest rate.

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

     Impairment of Estimated Residual Values -- The Partnership's policy with respect to impairment of estimated residual values is to review, on a periodic basis, the carrying value of its residuals on an individual asset basis to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and, therefore, an impairment loss should be recognized. The events or changes in circumstances which generally indicate that the residual value of an asset has been impaired are (i) the estimated fair value of the underlying equipment is less than the Partnership's carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and the Partnership's residual position. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits their rental payments directly to the lender and the Partnership does not recover its residual until the non-recourse note obligation is repaid in full.

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

     New Accounting Pronouncements - In June 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 as amended, is effective for all quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 is not expected to have a material effect on the Partnership's net income, partners' equity or total assets.

3.   Investments in Joint Ventures

     The Partnership and affiliates formed five joint ventures for the purpose of acquiring and managing various assets.

     The two joint ventures described below are majority owned and are consolidated with the Partnership.

     ICON Cash Flow Partners L.L.C. I

     In September 1994 the Partnership and an affiliate, ICON Cash Flow Partners L.P. Six ("L.P. Six"), formed a joint venture, ICON Cash Flow LLC I, for the purpose of acquiring and managing an aircraft which was on lease to Alaska Airlines, Inc. The Partnership and L.P. Six contributed 99% and 1% of the cash required for such acquisition, respectively, to ICON Cash Flow LLC I. ICON Cash Flow LLC I acquired the aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and L.P. Six. The lease is an operating lease. Profits, losses, excess cash and disposition proceeds are allocated 99% to the Partnership and 1% to L.P. Six. The Partnership's consolidated financial statements include 100% of the assets and liabilities of ICON Cash Flow LLC I. L.P. Six's investment in ICON Cash Flow LLC I has been reflected as "Minority interest in joint venture." The original lease term expired in April 1997 and Alaska Airlines, Inc. returned the aircraft. In June 1997 ICON Cash Flow LLC I released the aircraft to Aero Mexico. The new lease is an operating lease which expires in October 2002.

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

     Information as to the financial position and results of operations of ICON Cash Flow LLC II is summarized below:

                                        December 31, 1999      December 31, 1998
                                        -----------------      -----------------

Assets                                    $15,508,243            $16,133,442
                                          ===========            ===========

Liabilities                               $ 9,602,139            $11,161,002
                                          ===========            ===========

Equity                                    $ 5,906,100            $ 4,972,440
                                          ===========            ===========

Partnership's share of equity             $    59,061            $    49,724
                                          ===========            ===========

Net income                                $   933,664            $   675,034
                                          ===========            ===========

Partnership's share of net income         $     9,337            $     6,750
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

     Information as to the financial position and results of operations of ICON Cash Flow LLC III is summarized below:

                                        December 31, 1999     December 31, 1998
                                        -----------------     -----------------
Assets                                     $9,240,416            $10,166,470
                                           ==========            ===========

Liabilities                                $5,394,669            $ 6,810,691
                                           ==========            ===========

Equity                                     $3,845,747            $ 3,355,779
                                           ==========            ===========

Partnership's share of equity              $   38,457            $    33,558
                                           ==========            ===========

Net income                                 $  489,968            $   461,083
                                           ==========            ===========

Partnership's share of net income          $    4,900            $     4,611
                                           ==========            ===========

     ICON Receivables 1997-A L.L.C.

     In March 1997 three affiliates of the Partnership, ICON Cash Flow Partners, L.P., Series D ("Series D"), L.P. Six and L.P. Seven, contributed and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A L.L.C.("1997-A"), a special purpose entity created for the purpose of originating leases, managing existing contributed assets and securitizing its portfolio. In September 1997 the Partnership, L.P. Six and L.P. Seven contributed and assigned additional equipment lease and finance receivables and residuals to 1997-A. The Partnership, Series D, L.P. Six and L.P. Seven received a 31.19%, 17.81%, 31.03% and 19.97% interest, respectively, in 1997-A based on the present value of their related contributions. The Partnership's contributions amounted to $15,547,305 in assigned leases and $740,000 of cash in 1997, $87,185 of cash in 1998 and $84,535 of cash and $98,474 in assigned leases in 1999. In September 1997, 1997-A securitized substantially all of its equipment leases and finance receivables and residuals. 1997-A became the beneficial owner of a trust. The Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions thereafter.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Information as to the financial position and results of operations of 1997-A is summarized below:

                                     December 31, 1999      December 31, 1998
                                     -----------------      -----------------
Assets                                  $17,967,441            $31,845,710
                                        ===========            ===========

Liabilities                             $14,701,353            $27,065,004
                                        ===========            ===========

Equity                                  $ 3,266,388            $ 4,780,706
                                        ===========            ===========

Partnership's share of equity           $   720,673            $ 1,180,866
                                        ===========            ===========

Net income                              $   108,923            $ 1,050,957
                                        ===========            ===========

Partnership's share of net income       $    33,974            $   327,804
                                        ===========            ===========

Distributions                           $ 2,171,133            $ 2,367,147
                                        ===========            ===========

Partnership's share of distributions    $   677,198            $   722,760
                                        ===========            ===========

4.   Receivables Due in Installments

     Non-cancelable minimum annual amounts receivable on finance leases and financings are as follows:

                       Finance
Year                   Leases          Financings            Total

2000                $11,636,224       $ 7,311,890        $18,948,114
2001                  7,995,160         5,285,500         13,280,660
2002                  3,121,993         3,482,731          6,604,724
2003                  1,003,699               -            1,003,699
2004                  2,841,260         2,134,367          4,975,627
                    -----------       -----------        -----------
                    $26,598,336       $18,214,488        $44,812,824
                    ===========       ===========        ===========

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

5.   Investment in Operating Lease

     The investment in operating lease at December 31, 1999, 1998 and 1997 consisted of the following:

                                                  1999          1998             1997
                                                  ----          ----             ----

Equipment cost, beginning of year ........   $ 20,707,984    $ 20,707,984    $ 20,771,628

End of lease settlement proceeds .........           --              --           (63,644)
                                             ------------    ------------    ------------

Equipment cost, end of year ..............     20,707,984      20,707,984      20,707,984
                                             ------------    ------------    ------------

Accumulated depreciation,
  beginning of year ......................     (3,409,972)     (2,864,469)     (2,388,850)

Depreciation .............................       (587,211)       (545,503)       (475,619)
                                             ------------    ------------    ------------

Accumulated depreciation, end of year ....     (3,997,183)     (3,409,972)     (2,864,469)
                                             ------------    ------------    ------------

Investment in operating lease, end of year   $ 16,710,801    $ 17,298,012    $ 17,843,515
                                             ============    ============    ============

6.   Allowance for Doubtful Accounts

     The Allowance for Doubtful Accounts related to the investments in finance leases, financings and operating lease consisted of the following:

                                          Finance                     Operating
                                          Leases      Financings        Lease         Total

Balance at December 31, 1996 ......   $   844,709    $   263,231    $   158,617    $ 1,266,557

     Accounts written off .........      (402,260)      (200,744)          --         (603,004)
     Recovery on account previously
       written off ................       110,665         40,045           --          150,710
                                      -----------    -----------    -----------    -----------

Balance at December 31, 1997 ......       553,114        102,532        158,617        814,263

     Provision for bad debt .......       689,585        744,121       (158,617)     1,275,089
     Accounts written-off .........      (322,004)      (443,453)          --         (765,457)
     Recovery on account previously
       written-off ................        64,605         22,401           --           87,006
                                      -----------    -----------    -----------    -----------

Balance at December 31, 1998 ......       985,300        425,601           --        1,410,901

     Provision for bad debt .......       476,143        523,857           --        1,000,000
     Accounts written-off .........      (277,732)      (241,094)          --         (518,826)
     Recovery on account previously
       written-off ................        54,198         26,867         81,065
                                      -----------    -----------    -----------    -----------

Balance at December 31, 1999 ......   $ 1,237,909    $   735,231    $      --      $ 1,973,140
                                      ===========    ===========    ===========    ===========

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

7.   Notes Payable

     As discussed in Note 3, in order to fund the acquisition of additional leases, 1997-B obtained a warehouse borrowing facility from Prudential Securities Credit Corporation (described herein as notes payable-warehouse line of credit). In October 1998, 1997-B completed an equipment securitization resulting in net proceeds of $41,175,000. These proceeds were used to pay-off $36,804,788 outstanding under the 1997-B warehouse line of credit. The remaining proceeds were distributed to the 1997-B members in accordance with their membership interests. The new securitized debt bears interest at a fixed rate of 6.19% and is payable from receivables related to the portfolio that secures it. At December 31, 1999, there was $25,691,428 outstanding under the notes payable-securitized debt.

     Notes payable, bearing interest at rates ranging from 5.2% to 16.5%, mature as follows:

                                Notes Payable           Notes Payable
       Year                    Securitized Debt         Non-Recourse

       2000                      $10,424,554            $ 6,564,147
       2001                        7,954,324              3,569,954
       2002                        5,542,926              7,408,430
       2003                        1,598,263              3,553,136
       2004                          171,361                 32,143
                                 -----------            -----------

                                 $25,691,428            $21,127,810
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

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the years ended December 31, 1999, 1998 and 1997 are as follows:
                                                         Charged to
                                                         Operations

Management fees .....................                    $  919,728
Administration expense reimbursements                       486,253
                                                         ----------

Year ended December 31, 1997 ........                    $1,405,981
                                                         ==========

Management fees .....................                    $1,207,760
Administrative expense reimbursements                       657,327
                                                         ----------

Year ended December 31, 1998 ........                    $1,865,087
                                                         ==========

Management fees .....................                    $  928,946
Administrative expense reimbursements                       539,853
                                                         ----------

Year ended December 31, 1999 ........                    $1,468,799
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

9.   Security Deposits, Deferred Credits and Other Payables

     Security deposits, deferred credits and other payables at December 31, 1999 and 1998 include $1,000,000 and $1,330,615, respectively, of proceeds received on residuals, which will be applied upon final remarketing of the related equipment.

10.  Subsidiary

     In December 1994, the Partnership formed a wholly owned subsidiary, ICON E Corp., a Massachusetts corporation formed for the purpose of managing equipment under lease located in the state of Massachusetts. Massachusetts partnerships are taxed on personal property at a higher rate than corporations, and therefore, to mitigate such excess property tax, certain leases are being managed by ICON E Corp., a corporation. The Partnership's consolidated financial statements include 100% of the accounts of ICON E Corp. As of December 31, 1999, there was no federal tax liability for ICON E Corp.

11.  Commitments and Contingencies

     The Partnership has entered into remarketing and residual sharing agreements with third parties. In connection therewith, remarketing or residual proceeds received in excess of specified amounts will be shared with these third parties based on specified formulas. For the years ended December 31, 1999, 1998 and 1997, the Partnership paid $70,842, $1,701 and $67,895 to third parties as their share of the proceeds.

12.  Tax Information (Unaudited)

     The following reconciles net income for financial reporting purposes to income for federal income tax purposes for the years ended December 31:

                                          1999          1998            1997
                                          ----          ----            ----


Net income per financial statements   $ 2,242,510    $ 1,047,706    $ 2,368,585

Differences due to:
   Direct finance leases ..........     4,842,466      5,618,432      7,067,155
   Depreciation ...................    (5,719,775)    (7,028,534)    (8,068,232)
   Provision for losses ...........       (40,171)       (33,272)      (331,712)
   Loss on sale of equipment ......      (392,115)     2,971,331        478,364
   Other ..........................      (135,838)      (887,487)      (532,585)
                                      -----------    -----------    -----------

Partnership income (loss) for
   federal income tax purposes ....   $   797,077    $ 1,688,176    $   981,575
                                      ===========    ===========    ===========

     As of December 31, 1999, the partners' capital accounts included in the financial statements totaled $14,692,389 compared to the partners' capital accounts for federal income tax purposes of $18,462,366 (unaudited). The difference arises primarily from commissions reported as a reduction in the partners' capital for financial reporting purposes but not for federal income tax purposes, and temporary differences related to direct finance leases, depreciation and provision for losses.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 1999

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

PART III

Item 10.  Directors and Executive Officers of the Registrant's General Partner

     The General Partner, a Connecticut corporation, was formed in 1985. The General Partner's principal offices are located at 111 Church Street, White
Plains, New York 10601-1505, and its telephone number is (914) 993-1700. The officers of the General Partner have extensive experience with transactions involving the acquisition, leasing, financing and disposition of equipment, including acquiring and disposing of equipment subject to leases and full financing transactions.

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

Beaufort J.B. Clarke          Chairman, Chief Executive Officer and Director

Paul B. Weiss                 President and Director

Thomas W. Martin              Executive Vice President and Director

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 1999

     Beaufort J. B. Clarke, age 54, has been Chairman, Chief Executive Officer and Director of the General Partner since 1996. Prior to his present position, Mr. Clarke was founder and the President and Chief Executive Officer of Griffin Equity Partners, Inc. Mr. Clarke formerly was an attorney with Shearman and Sterling and has over 20 years of senior management experience in the United States leasing industry.

      Paul B. Weiss, age 39, is President and Director of the General Partner. Mr. Weiss has been exclusively engaged in lease acquisitions since 1988 from his affiliations with the General Partner since 1996, Griffin Equity Partners (as Executive Vice President from 1993-1996); Gemini Financial Holdings (as Senior Vice President-Portfolio Acquisitions from 1991-1993) and Pegasus Capital Corporation (as Vice President-Portfolio Acquisitions from 1988-1991). He was previously an investment banker and a commercial banker.

     Thomas W. Martin, age 46, has been Executive Vice President of the General Partner since 1996. Prior to his present position, Mr. Martin was the Executive Vice President and Chief Financial Officer of Griffin Equity Partners, Inc. (1993-1996), Gemini Financial Holdings (as Senior Vice President from 1992-1993) and Chancellor Corporation (as Vice President-Syndications from 1985-1992). Mr. Martin has 17 years of senior management experience in the leasing business.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 1999

Item 11.  Executive Compensation

     The Partnership has no directors or officers. The General Partner and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December 31, 1999, 1998 and 1997.

    Entity             Capacity         Type of Compensation           1999        1998         1997
    ------             --------         --------------------           ----        ----         ----

ICON Capital Corp.  General Partner    Management fees             $  928,946   $1,207,760   $  919,728
ICON Capital Corp.  General Partner    Administrative expense
                                         reimbursements               539,853      657,327      486,253
                                                                   ----------   ----------   ----------
                                                                   $1,468,799   $1,865,087   $1,405,981
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

 (b) As of March 24, 2000, Directors and Officers of the General Partner do not own any equity securities of the Partnership.

 (c) The General Partner owns the equity securities of the Partnership set forth in the following table:

    Title                     Amount Beneficially                   Percent
   of Class                         Owned                           of Class
   --------                   -------------------                   --------
General Partner   Represents initially a 1% and potentially a         100%
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

                                December 31, 1999

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

(b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Partnership during the quarter ended December 31, 1999.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 1999


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

                                 ICON CASH FLOW PARTNERS, L.P., Series E
                                 File No. 33-44413 (Registrant)
                                 By its General Partner, ICON Capital Corp.


Date:  March 29, 2000            /s/ Beaufort J.B. Clarke
                                 ------------------------
                                 Beaufort J.B. Clarke
                                 Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
sole General Partner of the Registrant

Date:  March 29, 2000            /s/ Beaufort J.B. Clarke
                                 ------------------------
                                 Beaufort J.B. Clarke
                                 Chairman, Chief Executive Officer and Director


Date:  March 29, 2000            /s/ Paul B. Weiss
                                 -----------------
                                 Paul B. Weiss
                                 President and Director


Date:  March 29, 2000            /s/ Thomas W. Martin
                                 --------------------
                                 Thomas W. Martin
                                 Executive Vice President
                                 (Principal Financial and Accounting Officer)


Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrant which have not Registered Securities Pursuant to
Section 12 of the Act

No annual report or proxy material has been sent to security holders. An annual report will be sent to the limited partners and a copy will be forwarded to the Commission.