Form 10-Q
period 2000-03-31
ICON CASH FLOW PARTNERS L P SERIES E
filed 2000-05-12
CIK 881788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                        March 31, 2000
                     -----------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                     to
                               -------------------    --------------------------

Commission File Number                      0-27912
                      ----------------------------------------------------------

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


                                 (914) 993-1700
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code



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

                           Consolidated Balance Sheets

                                   (unaudited)

                                                      March 31,     December 31,
                                                        2000           1999

       Assets

Cash ............................................  $  1,894,653    $  2,073,759
                                                   ------------    ------------

Investment in finance leases
   Minimum rents receivable .....................    24,193,923      26,598,335
   Estimated unguaranteed residual values .......     8,399,722       8,420,547
   Unearned income ..............................    (4,179,839)     (4,853,392)
   Allowance for doubtful accounts ..............    (1,237,909)     (1,237,909)
                                                   ------------    ------------
                                                     27,175,897      28,927,581

Investment in financings
   Receivables due in installments ..............    16,877,736      18,214,488
   Unearned income ..............................    (2,089,246)     (2,438,302)
   Allowance for doubtful accounts ..............      (735,231)       (735,231)
                                                   ------------    ------------
                                                     14,053,259      15,040,955
                                                   ------------    ------------

Investment in operating leases
   Equipment, at cost ...........................    20,707,984      20,707,984
   Accumulated depreciation .....................    (4,143,986)     (3,997,183)
                                                   ------------    ------------
                                                     16,563,998      16,710,801

Investments in unconsolidated joint ventures ....       813,314         818,191
                                                   ------------    ------------

Other assets ....................................     1,200,163       1,259,331
                                                   ------------    ------------

Total assets ....................................  $ 61,701,284    $ 64,830,618
                                                   ============    ============


                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)

                                   (unaudited)

                                                               March 31,     December 31,
                                                                 2000            1999

       Liabilities and Partners' Equity

Notes payable - securitized debt ........................   $ 22,823,872    $ 25,691,428
Notes payable - non-recourse ............................     19,745,191      21,127,810
Security deposits, deferred credits and other payables ..      4,312,344       2,758,365
Minority interests in consolidated joint ventures .......        531,168         560,626
                                                            ------------    ------------
                                                              47,412,575      50,138,229

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner ......................................       (376,974)       (372,938)
   Limited partners (607,856 units outstanding,
     $100 per unit original issue price in 2000 and 1999,
     respectively) ......................................     14,665,683      15,065,327
                                                            ------------    ------------

Total partners' equity ..................................     14,288,709      14,692,389
                                                            ------------    ------------

Total liabilities and partners' equity ..................   $ 61,701,284    $ 64,830,618
                                                            ============    ============















See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                                 2000         1999
                                                                 ----         ----
Revenue

   Finance income .........................................   $1,020,894   $1,750,258
   Rental income ..........................................      615,000      615,000
   Gain on sales of equipment .............................      131,363      114,684
   Income from investments in unconsolidated joint ventures       30,992      101,811
   Interest income and other ..............................       30,534       67,737
                                                              ----------   ----------

   Total revenues .........................................    1,828,783    2,649,490
                                                              ----------   ----------

Expenses

   Interest ...............................................      798,821    1,162,697
   Management fees - General Partner ......................      176,232      233,637
   General and administrative .............................      161,895      204,319
   Depreciation ...........................................      146,803      146,803
   Administrative expense reimbursements - General Partner       117,963      139,838
   Minority interest expense in consolidated joint ventures       57,841       93,463
   Other ..................................................        5,392       11,946
                                                              ----------   ----------

   Total expenses .........................................    1,464,947    1,992,703
                                                              ----------   ----------

Net income ................................................   $  363,836   $  656,787
                                                              ==========   ==========

Net income allocable to:
   Limited partners .......................................   $  360,198   $  650,219
   General Partner ........................................        3,638        6,568
                                                              ----------   ----------

                                                              $  363,836   $  656,787
                                                              ==========   ==========

Weighted average number of limited
partnership units outstanding .............................      607,856      607,856
                                                              ==========   ==========

Net income per weighted average
limited partnership unit ..................................   $      .59   $     1.07
                                                              ==========   ==========


See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                For the Three Months Ended March 31, 2000 and the
                          Year Ended December 31, 1999

                                   (unaudited)

                             Limited Partner Distributions

                             Return of    Investment        Limited        General
                              Capital       Income          Partners       Partner       Total
                            (Per weighted average unit)
Balance at
   December 31, 1998                                      $17,227,175    $(351,105)   $16,876,070

Cash distributions
   to partners                 $3.56         $3.65         (4,381,933)     (44,258)    (4,426,191)

Net income                                                  2,220,085       22,425      2,242,510
                                                          -----------    ---------    -----------

Balance at
   December 31, 1999                                       15,065,327     (372,938)    14,692,389

Cash distributions
   to partners                 $ .66         $ .59           (759,842)      (7,674)      (767,516)

Net income                                                    360,198        3,638        363,836
                                                          -----------    ---------    -----------

Balance at
   March 31, 2000                                         $14,665,683    $(376,974)   $14,288,709
                                                          ===========    =========    ===========











See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                                                 2000           1999
                                                                                 ----           ----
Cash flows provided by operating activities:
   Net income ............................................................   $   363,836    $   656,787
                                                                             -----------    -----------
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation .......................................................       146,803        146,803
      Rental income - paid directly to lenders by lessees ................      (615,000)      (615,000)
      Finance income portion of receivables paid directly
         to lenders by lessees ...........................................      (269,156)      (605,544)
      Amortization of initial direct costs ...............................          --           11,946
      Net gain on sales of equipment .....................................      (131,363)      (114,684)
      Interest expense on non-recourse financing paid
         directly by lessees .............................................       422,025        611,442
      Income from investments in unconsolidated joint ventures ...........       (30,992)      (101,811)
      Changes in operating assets and liabilities:
         Collection of principal - non-financed receivables ..............     2,630,406      2,926,329
         Distributions received from unconsolidated joint ventures .......        35,870        158,723
         Security deposits, deferred credits and other payables ..........     1,553,979       (325,505)
        Accounts receivable from General Partner and affiliates, net .....          --          194,297
         Other assets ....................................................        59,168       (103,563)
         Minority interests in consolidated joint ventures ...............       (29,458)        74,903
         Other, net ......................................................      (972,550)       (32,177)
                                                                             -----------    -----------

           Total adjustments .............................................     2,799,732      2,226,159
                                                                             -----------    -----------

           Net cash provided by operating activities .....................     3,163,568      2,882,946
                                                                             -----------    -----------

Cash flows from investing activities:
   Proceeds from sales of equipment ......................................       292,398      1,711,972
   Equipment and receivables purchased ...................................          --
                                                                             -----------    -----------

           Net cash provided by (used in) investing activities ...........       292,398      1,711,972
                                                                             -----------    -----------

                                                                                           (continued on next page)




                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                                                   2000                 1999
                                                                                   ----                 ----

Cash flows from financing activities:
   Principal payments on securitized debt                                          (2,867,556)        (2,591,470)
   Cash distributions to partners                                                    (767,516)        (1,547,798)
   Proceeds from warehouse line of credit                                              -                    -
   Principal payments on warehouse line of credit                                      -                    -
   Redemption of limited partnership units                                             -                    -
                                                                             ----------------    ------------

      Net cash provided by (used in) financing activities                          (3,635,072)        (4,139,268)
                                                                             ----------------    ---------------

Net increase (decrease) in cash                                                      (179,106)           455,650

Cash at beginning of period                                                         2,073,759          2,336,094
                                                                             ----------------    ---------------

Cash at end of period                                                        $      1,894,653    $     2,791,744
                                                                             ================    ===============






















See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

Supplemental Disclosures of Cash Flow Information

   During the three months ended March 31, 2000 and 1999, non-cash activities included the following:

                                                           2000           1999
                                                           ----           ----
Principal and interest on direct finance receivables
   paid directly to lenders by lessees .............   $ 1,804,645    $ 1,846,977
Rental income assigned operating lease receivable ..       615,000        615,000
Principal and interest on non-recourse financing
   paid directly by lessees ........................    (2,419,645)    (2,461,977)
                                                       -----------    -----------

                                                       $       --     $       --
                                                       ===========    ===========

     Interest expense of $798,821 and $1,162,697 for the three months ended March 31, 2000 and 1999 consisted of: interest expense on non-recourse financing accrued or paid directly to lenders by lessees of $376,795 and $611,442, respectively, interest expense on secured debt of $422,026 in 2000 and interest expense on warehouse line of credit of $551,255 in 1999.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

              Notes to Unaudited Consolidated Financial Statements

                                 March 31, 2000

1.     Basis of Presentation

       The consolidated financial statements of ICON Cash Flow Partners, L.P., Series E (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of income for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 1999 Annual Report on Form 10-K.

2.     Disposition Period

         The Partnership's reinvestment period ended on July 31, 1998. The disposition period commenced on August 1, 1998. During the disposition period the Partnership has and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and continue the orderly termination of its operations and affairs. The Partnership will not invest in any additional finance or lease transactions during the disposition period. During the disposition period, the Partnership expects to recover, at a minimum, the carrying value of its assets.

3.    Related Party Transactions

      Fees paid or accrued by the Partnership to the General Partner or its affiliates for the three months ended March 31, 2000 and 1999 are as follows:

                                     2000          1999
                                     ----          ----

      Management fees              $176,232      $233,637  Charged to operations

      Administrative expense
        reimbursements              117,963       139,838  Charged to operations
                                   --------      --------

      Total                        $294,195      $373,475
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

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

        Notes to Unaudited Consolidated Financial Statements - Continued

      Information as to the unaudited financial position and results of operations of ICON Cash Flow LLC II at March 31, 2000 is summarized below:

                                           March 31, 2000

       Assets                              $    15,351,943
                                           ===============

       Liabilities                         $     9,190,696
                                           ===============

       Equity                              $     6,161,247
                                           ===============

       Partnership's share of equity       $        61,612
                                           ===============

                                          Three Months Ended
                                            March 31, 2000

       Net income                          $       255,144
                                           ===============

       Partnership's share of net income   $         2,551
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

     Information  as  to  the  unaudited   financial  position  and  results  of
operations of ICON Cash Flow LLC III at March 31, 2000 is summarized below:

                                                      March 31, 2000

   Assets                                             $     8,993,967
                                                      ===============

   Liabilities                                        $     5,023,967
                                                      ===============

   Equity                                             $     3,970,000
                                                      ===============

   Partnership's share of equity                      $        39,700
                                                      ===============

                                                     Three Months Ended
                                                       March 31, 2000

   Net income                                         $       124,200
                                                      ===============

   Partnership's share of net income                  $         1,242
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

     Information  as  to  the  unaudited   financial  position  and  results  of
operations of 1997-A at March 31, 2000 is summarized below:

                                                   March 31, 2000

  Assets                                          $     15,925,164
                                                  ================

  Liabilities                                     $     12,532,729
                                                  ================

  Equity                                          $      3,392,435
                                                  ================

  Partnership's share of equity                   $        712,002
                                                  ================

                                                 Three Months Ended
                                                   March 31, 2000

  Net income                                      $         87,204
                                                  ================

  Partnership's share of net income               $         27,199
                                                  ================

  Distributions$                                  115,000

  Partnership's share of distributions            $         35,870
                                                  ================

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                 March 31, 2000

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

      The Partnership's portfolio consisted of a net investment in finance leases, financings, operating leases, and investments in unconsolidated joint ventures representing 47%, 24%, 27%, and 1% of total investments at March 31, 2000, respectively, and 50%, 27%, 22% and 1% of total investments at March 31, 1999, respectively.

Results of Operations

Three Months Ended March 31, 2000 and 1999

      Revenues for the three months ended March 31, 2000 were $1,828,783 representing a decrease of $820,707 from 1999. The decrease in revenues resulted primarily from a decrease in income from investments in unconsolidated joint ventures of $70,819, a decrease in interest income and other of $37,203 and a decrease in finance income of $729,364. These decreases were partially offset by an increase in gain on sales of equipment of $16,679. Finance income decreased due to a decrease in the average size of the finance lease portfolio from 1999 to 2000. The increase in gain on sales of equipment resulted from an increase in the number of leases maturing and an increase in the amount of underlying equipment being sold for which proceeds received were in excess of the remaining carrying value. Interest income decreased due to a decrease in the average cash balance from 1999 to 2000. The decrease in income from investments in unconsolidated joint ventures was the result of a decrease in the average size of the lease portfolio of one of the underlying joint ventures, ICON Receivables 1997-A.

      Expenses  for the  three  months  ended  March 31,  2000  were  $1,464,947 representing a decrease of $527,756 from 1999. The decrease was due to a decrease in minority expense in consolidated joint ventures of $35,622, a decrease in interest of $363,876, a decrease in management fees of $57,405, a decrease in general and administrative of $42,424 and a decrease in administrative expense reimbursements of $21,875. The decreases in management fees and administrative expense reimbursements were a result of a decrease in the average size of the portfolio. Interest expense decreased due to a decrease in the average debt outstanding from 1999 to 2000. The decrease in general and administrative expenses was due primarily to the decreases in income and portfolio levels from 1999 to 2000.

      Net income for the three months ended March 31, 2000 and 1999 was $363,836 and $656,787, respectively. The net income per weighted average limited partnership unit was $.59 and $1.07 for 2000 and 1999, respectively.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

Liquidity and Capital Resources

      The Partnership's primary sources of funds for the three months ended March 31, 2000 and 1999 were net cash provided by operations of $3,163,568 and $2,882,945, respectively, and proceeds from sales of equipment of $292,398 and $1,711,972, respectively. These funds were used to fund cash distributions and make payments on borrowings.

      Cash distributions to limited partners for the three months ended March 31, 2000 and 1999, which were paid monthly, totaled $759,842 and $1,532,320, respectively, of which $360,198 and $650,219 was investment income and $399,644 and $882,101 was a return of capital, respectively.

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

      As of March 31, 2000, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on liquidity. As cash is realized from operations and sales of equipment, the Partnership will distribute substantially all available cash, after retaining sufficient cash to meet its reserve requirements and recurring obligations.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 2000.

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

                               ICON Cash Flow Partners, L.P., Series E
                               File No. 33-44413 (Registrant)
                               By its General Partner,
                               ICON Capital Corp.



May 12, 2000                   /s/ Thomas W. Martin
------------                   -------------------------------------------------
   Date                        Thomas W. Martin
                               Executive Vice President
                               (Principal financial and accounting officer of
                               the General Partner of the Registrant)