Form 10-Q
period 2000-06-30
ICON CASH FLOW PARTNERS L P SERIES E
filed 2000-08-11
CIK 881788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended                        June 30, 2000
                     -----------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                          to
                                ----------------------    ----------------------

Commission File Number                      0-27912
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

                           Consolidated Balance Sheets

                                   (unaudited)

                                                                                 June 30,         December 31,
                                                                                   2000               1999

       Assets

Cash                                                                          $     3,619,674   $    2,073,759
                                                                              ---------------   --------------

Investment in finance leases
   Minimum rents receivable                                                        21,530,485       26,598,335
   Estimated unguaranteed residual values                                           8,044,313        8,420,547
   Unearned income                                                                 (3,646,931)      (4,853,392)
   Allowance for doubtful accounts                                                 (1,254,097)      (1,237,909)
                                                                              ---------------   --------------
                                                                                   24,673,770       28,927,581

Investment in financings
   Receivables due in installments                                                 14,413,807       18,214,488
   Unearned income                                                                 (1,765,295)      (2,438,302)
   Allowance for doubtful accounts                                                   (735,231)        (735,231)
                                                                              ----------------  --------------
                                                                                   15,040,955       11,913,281
Investment in operating leases
   Equipment, at cost                                                              20,707,984       20,707,984
   Accumulated depreciation                                                        (4,290,788)      (3,997,183)
                                                                              ---------------   --------------
                                                                                   16,417,196       16,710,801

Investments in unconsolidated joint ventures                                          743,520          818,191
                                                                              ---------------   --------------

Other assets                                                                        1,529,459        1,259,331
                                                                              ---------------   --------------

Total assets                                                                  $    58,896,900   $   64,830,618
                                                                              ===============   ==============


                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)

                                   (unaudited)

                                                                                  June 30,        December 31,
                                                                                    2000              1999

       Liabilities and Partners' Equity

Notes payable - securitized debt                                              $    20,082,487   $   25,691,428
Notes payable - non-recourse                                                       20,397,495       21,127,810
Security deposits, deferred credits and other payables                              4,152,045        2,758,365
Minority interests in consolidated joint ventures                                     532,451          560,626
                                                                              ---------------   --------------
                                                                                   45,164,478       50,138,229

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner                                                                   (382,529)        (372,938)
   Limited partners (607,856 units outstanding,
     $100 per unit original issue price in 2000 and 1999,
     respectively)                                                                 14,114,951       15,065,327
                                                                              ---------------   --------------

Total partners' equity                                                             13,732,422       14,692,389
                                                                              ---------------   --------------

Total liabilities and partners' equity                                        $    58,896,900   $   64,830,618
                                                                              ===============   ==============















See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                                   (unaudited)

                                                     For the Three Months             For the Six Months
                                                        Ended June 30,                Ended June 30,
                                                     2000              1999           2000               1999
                                                     ----              ----           ----               ----


Revenues
Finance income                                   $     931,831  $   1,482,656       $   1,952,725  $   3,232,914
Rental income                                          615,000        615,000           1,230,000      1,230,000
   Gain on sales of equipment                           83,282        120,228             214,645        234,912
Interest income and other                               64,504         51,612              95,038        119,349
   Income from investments in
   unconsolidated joint ventures                        34,966          8,669              65,958        110,480
                                                 -------------  -------------       -------------  -------------
   Total revenues                                    1,729,583      2,278,165           3,558,366      4,927,655
                                                 -------------  -------------       -------------  -------------

Expenses
   Interest                                            760,918      1,061,988           1,559,739      2,224,685
   General and administrative                          206,088        183,457             367,983        387,776
   Minority interest expense in consolidated
     joint ventures                                     62,560         53,745             120,401        147,208
   Provision for bad debts                                   -        100,000                   -        100,000
   Administrative expense reimbursements
     General partner                                   114,476        141,475             232,439        281,313
   Management fees-General partner                     216,173        240,446             392,405        474,083
   Depreciation                                        146,802        146,803             293,605        293,606
   Amortization of initial direct costs                 10,735          9,202              16,127         21,148
                                                 -------------  -------------       -------------  -------------
Total expenses                                       1,517,752      1,937,116           2,982,699      3,929,819
                                                 -------------  -------------       -------------  -------------

Net income                                       $     211,831  $     341,049       $     575,667  $     997,836
                                                 =============  =============       =============  =============

Net income allocable to:
   Limited partners                              $     209,713  $     337,639             569,910  $     987,858
   General Partner                                       2,118          3,410               5,757          9,978
                                                 -------------  -------------       -------------  -------------

                                                 $     211,831  $     341,049       $     575,667  $     997,836
                                                 =============  =============       =============  =============

Weighted average number of limited
   partnership units outstanding                       607,856        607,856             607,856        607,856
                                                 =============  =============       =============  =============

Net income per weighted average
   limited partnership unit                      $         .35  $         .56       $         .94  $        1.63
                                                 =============  =============       =============  =============

See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                 For the Six Months Ended June 30, 2000 and the
                          Year Ended December 31, 1999

                                   (unaudited)

                             Limited Partner Distributions

                                Return of     Investment            Limited         General
                                 Capital        Income             Partners         Partner              Total
                              (Per weighted average unit)

Balance at
   December 31, 1998                                          $    17,227,175    $    (351,105)   $     16,876,070

Cash distributions
   to partners                 $    3.56     $    3.65             (4,381,933)         (44,258)         (4,426,191)

Net income                                                          2,220,085           22,425           2,242,510
                                                              ---------------    -------------    ----------------

Balance at
   December 31, 1999                                               15,065,327         (372,938)         14,692,389

Cash distributions
   to partners                 $    1.56     $     .94             (1,520,286)         (15,348)         (1,535,634)

Net income                                                            569,910            5,757             575,667
                                                              ---------------    -------------    ----------------

Balance at
   June 30, 2000                                              $    14,114,951    $    (382,529)   $     13,732,422
                                                              ===============    ==============   ================











See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                        For the Six Months Ended June 30,

                                   (unaudited)

                                                                                   2000                 1999
                                                                                   ----                 ----
Cash flows provided by operating activities:
   Net income                                                                $        575,667    $       997,836
                                                                             ----------------    ---------------
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation                                                                    293,605            293,606
      Rental income - paid directly to lenders by lessees                          (1,230,000)        (1,230,000)
      Provision for bad debts                                                               -            100,000
      Finance income portion of receivables paid directly
         to lenders by lessees                                                       (511,492)        (1,049,639)
      Amortization of initial direct costs                                             16,127             21,148
      Net gain on sales of equipment                                                 (214,645)          (234,912)
      Interest expense on non-recourse financing paid
         directly by lessees                                                          909,235          1,168,080
      Income from investments in unconsolidated joint ventures                        (65,958)          (110,480)
      Minority interest expense                                                       120,401            147,208
    Changes in operating assets and liabilities:
     Collection of principal - non-financed receivables                             7,585,402          5,569,076
     Distributions received from unconsolidated joint ventures                        140,629            372,022
     Security deposits, deferred credits and other payables                         1,393,680            171,865
     Accounts receivable from General Partner and affiliates, net                           -            236,905
     Other assets                                                                    (270,128)           (60,128)
     Minority interests in consolidated joint ventures                               (148,576)           (29,294)
     Other, net                                                                       249,861            (45,696)
                                                                             ----------------    ---------------

      Total adjustments                                                             8,268,141          5,319,761
                                                                             ----------------    ---------------

      Net cash provided by operating activities                                     8,843,808          6,317,597
                                                                             ----------------    ---------------

Cash flows from investing activities:
   Proceeds from sales of equipment                                                   576,997          1,708,436
                                                                             ----------------    ---------------

     Net cash provided by investing activities                                        576,997          1,708,436
                                                                             ----------------    ---------------

                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

                        For the Six Months Ended June 30,

                                   (unaudited)

                                                                                   2000                 1999
                                                                                   ----                 ----

Cash flows from financing activities:
   Principal payments on securitized debt                                          (5,608,941)        (5,690,413)
   Proceeds from non-recourse debt                                                 11,943,528                  -
   Principal payments on non-recourse debt                                        (12,673,843)                 -
   Cash distributions to partners                                                  (1,535,634)        (2,890,929)


      Net cash (used in) financing activities                                      (7,874,890)        (8,581,342)
                                                                             ----------------    ---------------

Net increase (decrease) in cash                                                     1,545,915           (555,309)

Cash at beginning of period                                                         2,073,759          2,336,094
                                                                             ----------------    ---------------

Cash at end of period                                                        $      3,619,674    $     1,780,785
                                                                             ================    ===============




















See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

              Notes to Unaudited Consolidated Financial Statements

                                  June 30, 2000

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

3.    Related Party Transactions

      Fees paid or accrued by the Partnership to the General Partner or its affiliates for the six months ended June 30, 2000 and 1999 are as follows:

                                  2000            1999
                                  ----            ----

  Management fees           $      392,405  $     474,083  Charged to operations

  Administrative expense
    reimbursements                 232,439        281,313  Charged to operations
                            --------------  -------------

  Total                     $      624,844  $     755,396
                            ==============  =============

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

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

        Notes to Unaudited Consolidated Financial Statements - Continued

      Information as to the unaudited financial position and results of operations of ICON Cash Flow LLC II at June 30, 2000 is summarized below:

                                                      June 30, 2000

  Assets                                             $    15,351,943
                                                     ===============

  Liabilities                                        $     8,770,175
                                                     ===============

  Equity                                             $     6,581,768
                                                     ===============

  Partnership's share of equity                      $        64,255
                                                     ===============

                                                     Six Months Ended
                                                       June 30, 2000

  Net income                                         $       519,363
                                                     ===============

  Partnership's share of net income                  $         5,194
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

     Information  as  to  the  unaudited   financial  position  and  results  of
operations of ICON Cash Flow LLC III at June 30, 2000 is summarized below:

                                                        June 30, 2000

    Assets                                             $     8,740,415
                                                       ===============

    Liabilities                                        $     4,692,315
                                                       ===============

    Equity                                             $     4,098,100
                                                       ===============

    Partnership's share of equity                      $        40,941
                                                       ===============

                                                       Six Months Ended
                                                         June 30, 2000

    Net income                                         $       248,400
                                                       ===============

    Partnership's share of net income                  $         2,484
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

     Information  as  to  the  unaudited   financial  position  and  results  of
operations of 1997-A at June 30, 2000 is summarized below:

                                                    June 30, 2000

  Assets                                          $     13,201,639
                                                  ================

  Liabilities                                     $     10,160,355
                                                  ================

  Equity                                          $      3,041,284
                                                  ================

  Partnership's share of equity                   $        638,324
                                                  ================

                                                  Six Months Ended
                                                     June, 2000

  Net income                                      $        186,847
                                                  ================

  Partnership's share of net income               $         58,280
                                                  ================

  Distributions                                   $        450,866
                                                  ================

  Partnership's share of distributions            $        140,629
                                                  ================

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                  June 30, 2000

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

      The Partnership's portfolio consisted of a net investment in finance leases, financings, operating leases, and investments in unconsolidated joint ventures representing 46%, 22%, 31% and 1% of total investments at June 30, 2000, respectively, and 49%, 26%, 23% and 2% of total investments at June 30, 1999, respectively.

Results of Operations for the Three Months Ended June 30, 2000 and 1999

      Revenues for the three months ended June 30, 2000 were $1,729,583 representing a decrease of $548,582 from 1999. The decrease in revenues resulted primarily from a decrease in finance income of $550,825 and a decrease in gain on sales of equipment of $36,946. These decreases were partially offset by an increase in income from the investments in unconsolidated joint ventures of $26,297. Finance income decreased due to a decrease in the average size of the finance lease portfolio. The decrease in gain on sales of equipment resulted from a decrease in the amount of equipment sold where the proceeds received were in excess of the remaining carrying value. Income from the investments in joint ventures increased because the 1999 amount included a loss provision of $270,000 recorded within one of the underlying joint ventures, ICON Receivables 1997-A, with no such loss provision being recorded in 2000.

      Expenses  for the  three  months  ended  June  30,  2000  were  $1,517,752 representing a decrease of $419,364 from 1999. The decrease was due to a decrease in interest expense of $301,070, a decrease in provision for bad debts of $100,000, a decrease in administrative fees of $26,999, and a decrease in management fees of $24,273. These decreases were partially offset by an increase of general and administrative of $22,631, and an increase in minority interest expense of $8,815. The decrease in interest expense resulted from a decrease in average debt outstanding from 1999 to 2000. Based upon a review of historical loss experience and an assessment of overall risk, the Partnership determined that a provision for bad debts was not required for the three months ending June 30, 2000. The decrease in management and administrative fee expenses was a result of decreases in the size of the lease and financing portfolios. The increase in general and administrative expenses resulted from an increase in professional fees and the increase in minority interest expense resulted from increased earnings levels within the Partnership's two consolidated joint ventures.

      Net income for the three months ended June 30, 2000 and 1999 was $211,831 and $341,049, respectively. The net income per weighted average limited partnership unit was $.35 and $.56 for 2000 and 1999, respectively.

Results of Operations for the Six Months Ended June 30, 2000 and 1999

      Revenues for the six months ended June 30, 2000 were $3,558,366, representing a decrease of $1,369,289. The decrease in revenues resulted primarily from a decrease in finance income of $1,280,189. The decrease in finance income resulted from a decrease in the average size of the lease and financing portfolios from 1999 to 2000.

      Expenses  for  the  six  months  ended  June  30,  2000  were   $2,982,699
representing a decrease of $947,120. The decrease was due primarily to a decrease in interest expense of $664,946, a decrease in management fees of $81,678, and a decrease in administrative fees of $48,874. The decreases in management fees and administrative expense reimbursements were a result of a decrease in the average size of the lease and financing portfolios. Interest expense decreased due to a decrease in the average debt outstanding from 1999 to 2000.

      Net income for the six months ended June 2000 and 1999 was $575,667 and $997,836, respectively. The net income per weighted average limited partnership interest was $.94 and $1.63 for 2000 and 1999 respectively.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

Liquidity and Capital Resources

      The Partnership's primary sources of funds for the six months ended June 30, 2000 and 1999 were net cash provided by operations of $8,843,808 and $6,317,597, respectively, and proceeds from sales of equipment of $576,997 and $1,708,436, respectively. These funds were used to fund cash distributions and make payments on borrowings.

      Cash distributions to limited partners for the six months ended June 30, 2000 and 1999, which were paid monthly, totaled $1,520,286 and $2,862,020, respectively, of which $569,910 and $987,858 was investment income.

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

      As of June 30, 2000, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on liquidity. As cash is realized from operations and sales of equipment, the Partnership will distribute substantially all available cash, after retaining sufficient cash to meet its reserve requirements and recurring obligations.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 2000.

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

                                   ICON Cash Flow Partners, L.P., Series E
                                   File No. 33-44413 (Registrant)
                                   By its General Partner,
                                   ICON Capital Corp.




       August 10, 2000             /s/ Thomas W. Martin
-------------------------          ---------------------------------------------
               Date                Thomas W. Martin
                                   Executive Vice President
                                   (Principal financial and accounting officer
                                   of the General Partner of the Registrant)