Form 10-Q
period 2000-09-30
ICON CASH FLOW PARTNERS L P SERIES E
filed 2000-11-13
CIK 881788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                        September 30, 2000
                     -----------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                     to
                               --------------------   --------------------------

Commission File Number                      0-27912
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

                           Consolidated Balance Sheets

                                   (unaudited)

                                                   September 30,   December 31,
                                                       2000            1999

       Assets

Cash ...........................................   $  2,199,584    $  2,073,759
                                                   ------------    ------------

Investment in finance leases
   Minimum rents receivable ....................     17,918,425      26,598,335
   Estimated unguaranteed residual values ......      7,968,873       8,420,547
   Unearned income .............................     (3,045,531)     (4,853,392)
   Allowance for doubtful accounts .............     (1,286,963)     (1,237,909)
                                                   ------------    ------------
                                                     21,554,804      28,927,581

Investment in financings
   Receivables due in installments .............     11,861,056      18,214,488
   Unearned income .............................     (1,485,847)     (2,438,302)
   Allowance for doubtful accounts .............       (735,231)       (735,231)
                                                   ------------    ------------
                                                      9,639,978      15,040,955
                                                   ------------    ------------

Investment in operating leases
   Equipment, at cost ..........................     20,707,984      20,707,984
   Accumulated depreciation ....................     (4,437,591)     (3,997,183)
                                                   ------------    ------------
                                                     16,270,393      16,710,801

Investments in unconsolidated joint ventures ...        581,479         818,191
                                                   ------------    ------------

Other assets ...................................      1,405,595       1,259,331
                                                   ------------    ------------

Total assets ...................................   $ 51,651,833    $ 64,830,618
                                                   ============    ============


                                                        (continued on next page)


                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)

                                   (unaudited)

                                                            September 30,   December 31,
                                                                 2000           1999

       Liabilities and Partners' Equity

Notes payable - securitized debt ........................   $ 17,073,069    $ 25,691,428
Notes payable - non-recourse ............................     19,270,600      21,127,810
Security deposits, deferred credits and other payables ..      2,793,328       2,758,365
Minority interests in consolidated joint ventures .......        693,864         560,626
                                                            ------------    ------------
                                                              39,830,861      50,138,229

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner ......................................       (401,641)       (372,938)
   Limited partners (607,856 units outstanding,
     $100 per unit original issue price in 2000 and 1999,
     respectively) ......................................     12,222,613      15,065,327
                                                            ------------    ------------

Total partners' equity ..................................     11,820,972      14,692,389
                                                            ------------    ------------

Total liabilities and partners' equity ..................   $ 51,651,833    $ 64,830,618
                                                            ============    ============















See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                                   (unaudited)

                                                     For the Three Months                For the Nine Months
                                                      Ended September 30,                Ended September 30,
                                                      2000           1999                 2000          1999

Revenues
Finance income .............................   $   941,365    $ 1,370,980    $ 2,970,483    $ 4,603,894
Rental income ..............................       615,000        615,000      1,845,000      1,845,000
   Gain on sales of equipment ..............        94,851        535,577        233,104        770,489
Interest income and other ..................        39,326         33,887        134,364        153,236
   Income (loss) from investments in
     unconsolidated joint ventures .........      (162,042)        75,407        (96,084)       185,887
                                               -----------    -----------    -----------    -----------

   Total revenues ..........................     1,528,500      2,630,851      5,086,867      7,558,506
                                               -----------    -----------    -----------    -----------

Expenses
   Interest ................................       768,525        986,081      2,328,264      3,210,766
   General and administrative ..............       184,316        158,584        552,299        546,361
   Minority interest expense in consolidated
     joint ventures ........................        49,983       (148,351)       170,384         (1,143)
   Provision for bad debts .................          --          900,000           --        1,000,000
   Administrative expense reimbursements
     General partner .......................       130,927        111,319        363,366        392,633
   Management fees-General partner .........       211,511        191,764        603,916        665,847
   Depreciation ............................       146,803        146,803        440,408        440,408
   Amortization of initial direct costs ....         3,559          6,375         19,686         27,522
                                               -----------    -----------    -----------    -----------

Total expenses .............................     1,495,624      2,352,575      4,478,323      6,282,394
                                               -----------    -----------    -----------    -----------

Net income .................................   $    32,876    $   278,276    $   608,544    $ 1,276,112
                                               ===========    ===========    ===========    ===========

Net income allocable to:
   Limited partners ........................   $    32,547    $   275,493    $   602,458    $ 1,263,351
   General Partner .........................           329          2,783          6,086         12,761
                                               -----------    -----------    -----------    -----------

                                               $    32,876    $   278,276    $   608,544    $ 1,276,112
                                               ===========    ===========    ===========    ===========

Weighted average number of limited
   partnership units outstanding                   607,856        607,863        607,856        607,863
                                               ===========    ===========    ===========    ===========

Net income per weighted average
   limited partnership unit                    $       .05    $       .45    $       .99    $      2.08
                                               ===========    ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

              For the Nine Months Ended September 30, 2000 and the
                          Year Ended December 31, 1999

                                   (unaudited)

                           Limited Partner Distributions

                              Return of    Investment       Limited        General
                               Capital       Income         Partners       Partner       Total
                            (Per weighted average unit)

Balance at
   December 31, 1998                                      $17,227,175    $(351,105)   $16,876,070

Cash distributions
   to partners                 $3.56         $3.65         (4,381,933)     (44,258)    (4,426,191)

Net income                                                  2,220,085       22,425      2,242,510
                                                          -----------    ---------    -----------

Balance at
   December 31, 1999                                       15,065,327     (372,938)    14,692,389

Cash distributions
   to partners                 $4.68         $ .99         (3,445,172)     (34,789)    (3,479,961)

Net income                                                    602,458        6,086        608,544
                                                          -----------    ---------    -----------

Balance at
   September 30, 2000                                     $12,222,613    $(401,641)   $11,820,972
                                                          ===========    =========    ===========











See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                     For the Nine Months Ended September 30,

                                   (unaudited)

                                                                             2000            1999
                                                                             ----            ----
Cash flows provided by operating activities:
   Net income .........................................................  $    608,544    $  1,276,112
                                                                         ------------    ------------
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation ....................................................       440,408         440,408
      Rental income - paid directly to lenders by lessees .............    (1,845,000)     (1,845,000)
      Provision for bad debts .........................................          --         1,000,000
      Finance income portion of receivables paid directly
         to lenders by lessees ........................................    (1,014,883)     (1,474,515)
      Amortization of initial direct costs ............................        19,686          27,522
      Net gain on sales of equipment ..................................      (233,104)       (770,489)
      Interest expense on non-recourse financing paid
         directly by lessees ..........................................     1,332,413       1,691,241
      Loss (income) from investments in unconsolidated joint ventures .        96,084        (185,887)
      Minority interest expense .......................................       170,384
    Changes in operating assets and liabilities:
     Collection of principal - non-financed receivables ...............    12,417,697       8,286,300
     Distributions received from unconsolidated joint ventures ........       140,629         505,778
     Security deposits, deferred credits and other payables ...........        34,963        (316,966)
     Accounts receivable from General Partner and affiliates, net .....          --           160,151
     Other assets .....................................................      (146,264)          6,547
     Minority interests in consolidated joint ventures ................       (37,146)        (56,807)
     Other, net .......................................................       216,467         (91,736)
                                                                         ------------    ------------

      Total adjustments ...............................................    11,592,334       7,376,547
                                                                         ------------    ------------

      Net cash provided by operating activities .......................    12,200,878       8,652,659
                                                                         ------------    ------------

Cash flows from investing activities:
   Proceeds from sales of equipment ...................................     1,880,477       3,155,343
                                                                         ------------    ------------

     Net cash provided by investing activities ........................     1,880,477       3,155,343
                                                                         ------------    ------------

                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

                     For the Nine Months Ended September 30,

                                   (unaudited)

                                                     2000           1999
                                                     ----           ----

Cash flows from financing activities:
   Principal payments on securitized debt ...     (8,618,359)     (8,394,355)
   Proceeds from non-recourse debt ..........     11,943,528
   Principal payments on non-recourse debt ..    (13,800,738)
   Cash distributions to partners ...........     (3,479,961)     (3,658,425)
                                                ------------    ------------

      Net cash (used in) financing activities    (13,955,530)    (12,052,780)
                                                ------------    ------------

Net increase (decrease) in cash .............        125,825        (244,778)

Cash at beginning of period .................      2,073,759       2,336,094
                                                ------------    ------------

Cash at end of period .......................   $  2,199,584    $  2,091,316
                                                ============    ============





















See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

              Notes to Unaudited Consolidated Financial Statements

                               September 30, 2000

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

3.    Related Party Transactions

      Fees paid or accrued by the Partnership to the General Partner or its affiliates for the nine months ended September 30, 2000 and 1999 are as follows:

                              2000           1999
                              ----           ----

Management fees             $603,916      $  665,847       Charged to operations

Administrative expense
  reimbursements             363,366         392,633       Charged to operations
                            --------      ----------

Total                       $967,282      $1,058,480
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

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

        Notes to Unaudited Consolidated Financial Statements - Continued

      Information as to the unaudited financial position and results of operations of ICON Cash Flow LLC II at September 30, 2000 is summarized below:

                                                 September 30, 2000

Assets                                               $17,789,760
                                                     ===========

Liabilities                                          $11,271,877
                                                     ===========

Equity                                               $ 6,517,883
                                                     ===========

Partnership's share of equity                        $    65,179
                                                     ===========

                                                  Nine Months Ended
                                                 September 30, 2000

Net income                                           $   611,779
                                                     ===========

Partnership's share of net income                    $     6,117
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

     Information  as  to  the  unaudited   financial  position  and  results  of
operations of ICON Cash Flow LLC III at September 30, 2000 is summarized below:

                                                 September 30, 2000

Assets                                              $ 7,809,573
                                                    ===========

Liabilities                                         $ 3,577,323
                                                    ===========

Equity                                              $ 4,232,250
                                                    ===========

Partnership's share of equity                       $    42,321
                                                    ===========

                                                  Nine Months Ended
                                                 September 30, 2000

Net income                                          $   386,805
                                                    ===========

Partnership's share of net income                   $     3,865
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

      Information as to the unaudited financial position and results of operations of 1997-A at September 30, 2000 is summarized below:

                                               September 30, 2000

Assets                                            $10,906,111
                                                  ===========

Liabilities                                       $ 8,391,992
                                                  ===========

Equity                                            $ 2,514,119
                                                  ===========

Partnership's share of equity                     $   473,979
                                                  ===========

                                                Nine Months Ended
                                               September 30, 2000

Net (loss)                                        $  (340,318)
                                                  ===========

Partnership's share of net (loss)                 $  (106,066)
                                                  ===========

Distributions                                     $   450,866
                                                  ===========

Partnership's share of distributions              $   140,629
                                                  ===========

     1997-A recorded a provision for bad debt of $500,000 during the three month period ended September 30, 2000.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                               September 30, 2000

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

      The Partnership's portfolio consisted of a net investment in finance leases, financings, operating leases, and investments in unconsolidated joint ventures representing 46%, 21%, 32% and 1% of total investments at September 30, 2000, respectively, and 48%, 26%, 25% and 1% of total investments at September 30, 1999, respectively.

Results of Operations for the Three Months Ended September 30, 2000 and 1999

      Revenues for the three months ended September 30, 2000 were $1,528,500 representing a decrease of $1,102,351 from 1999. The decrease in revenues resulted from decreases in finance income of $429,615, gain on sales of equipment of $440,726 and income from equity investment in joint venture of $237,449. Finance income decreased due to a decrease in the average size of the finance lease portfolio. The decrease in sales of equipment resulted from a decrease in the amount of equipment sold where the proceeds received were in excess of the remaining carrying value. The loss from investment in joint venture in 2000 resulted primarily from a provision for bad debt of $500,000 being recorded in the third quarter of 2000 by the underlying joint venture, ICON Receivables 1997-A L.L.C. ("1997-A"). There was no provision of bad debt recorded in the 1999 third quarter.

      Expenses for the three months ended September 30, 2000 were $1,495,624 representing a decrease of $856,951 from 1999. The decrease was due to decreases in provision for bad debts of $900,000 and interest expense of $217,556. These decreases were partially offset by an increase in minority interest in joint venture of $198,334. Based upon a review of historical loss experience and an assessment of overall risk, the Partnership determined that a provision for bad debts was not required for the three months ending September 30, 2000. The decrease in interest expense resulted from a decrease in average debt outstanding from 1999 to 2000. The increase in minority interest expense resulted from increased earnings levels within the Partnership's two consolidated joint ventures.

      Net income for the three months ended September 30, 2000 and 1999 was $32,876 and $278,276, respectively. The net income per weighted average limited partnership unit was $.05 and $.45 for 2000 and 1999, respectively.

Results of Operations for the Nine Months Ended September 30, 2000 and 1999

      Revenues for the nine months ended September 30, 2000 were $5,086,867 representing a decrease of $2,471,639 from 1999. The decrease in revenues resulted from decreases in finance income of $1,633,411, gain on sales of equipment of $537,385, income from investment in unconsolidated joint ventures of $281,971 and interest income and other of $18,872. Finance income decreased due to a decrease in the average size of the finance lease portfolio. The decrease in sales of equipment resulted from a decrease in the amount of equipment sold where the proceeds received were in excess of the remaining carrying value. Income from investment in joint venture decreased primarily due to the $500,000 provision for bad debt being recorded by 1997-A in the third quarter of 2000 with no provision for bad debt being recorded in 1999.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

      Expenses  for the nine months  ended  September  30, 2000 were  $4,478,323 representing a decrease of $1,804,071 from 1999. The decrease was due to decreases in provision for bad debts of $1,000,000, interest expense of $882,502, management fees of $61,931 and a decrease in administrative expenses of $29,267. These decreases were partially offset by an increase in minority interest in joint venture of $171,527. Based upon a review of historical loss experience and an assessment of overall risk, the Partnership determined that a provision for bad debts was not required for the nine months ending September 30, 2000. The decrease in interest expense resulted from a decrease in average debt outstanding from 1999 to 2000. The decrease in management fees and administrative expense was the result of a decrease in the average size of the lease investment portfolio from 1999 to 2000. The increase in minority interest expense resulted from increased earnings levels within the Partnership's two consolidated joint ventures.

         Net income for the nine months ended September 30, 2000 and 1999 was $608,544 and $1,276,112, respectively. The net income per weighted average limited partnership unit was $.99 and $2.08 for 2000 and 1999, respectively.

Liquidity and Capital Resources

      The Partnership's primary sources of funds for the nine months ended September 30, 2000 and 1999 were net cash provided by operations of $12,200,878 and $8,652,659, respectively, and the proceeds from sales of equipment of $1,880,477 and $3,155,343, respectively. These funds were used to fund cash distributions and make payments of borrowings.

     Cash distributions to limited partners for the nine months ended September 30, 2000 and 1999 which were paid monthly, totaled $3,445,172 and $3,155,343, respectively.


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

     As of September 30, 2000, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on liquidity. As cash is realized from operations and sales of equipment, the Partnership will distribute substantially all available cash, after retaining sufficient cash to meet its reserve requirements and recurring obligations.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by the Partnership during the quarter ended September 30, 2000.

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

                                  ICON Cash Flow Partners, L.P., Series E
                                  File No. 33-44413 (Registrant)
                                  By its General Partner,
                                  ICON Capital Corp.



November 10, 2000                 /s/ Thomas W. Martin
-----------------                 ----------------------------------------------
     Date                         Thomas W. Martin
                                  Executive Vice President
                                  (Principal financial and accounting officer of
                                  the General Partner of the Registrant)