Form 10-K
period 2000-12-31
ICON CASH FLOW PARTNERS L P SERIES E
filed 2001-03-30
CIK 881788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] Annual Report  Pursuant to Section 13 or 15(d) of the Securities  Exchange
      Act of 1934 [Fee Required]

For the fiscal year ended                       December 31, 2000
                          ------------------------------------------------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [Fee Required]

For the transition period from                         to
                               -----------------------    ----------------------

Commission File Number                           33-44413
                       ---------------------------------------------------------

                     ICON Cash Flow Partners, L.P., Series E
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      13-3635208
--------------------------------         ---------------------------------------
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

                                December 31, 2000

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

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 2000

PART I

Item 1.  Business

General Development of Business

     ICON Cash Flow Partners, L.P., Series E (the "Partnership") was formed in November 1991 as a Delaware limited partnership. The Partnership commenced business operations on its initial closing date, July 6, 1992, with the admission of 13,574.17 limited partnership units. Between July 7, 1992 and December 31, 1992, 236,021.97 additional units were admitted and from January 1, 1993 to July 31, 1993 (the final closing date), 360,815.37 additional units were admitted bringing the final admission to 610,411.51 units totaling $61,041,151 in capital contributions. From 1994 through 1998, the Partnership redeemed 2,556 limited partnership units. The Partnership did not redeem limited partnership units in 1999 and 2000, leaving 607,855.51 limited partnership units outstanding at December 31, 2000. The sole general partner is ICON Capital Corp. (the "General Partner").

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

Segment Information

     The Partnership has only one operating segment: the business of acquiring equipment subject to leases with companies that the Partnership believes to be creditworthy..

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

                                December 31, 2000

     The Partnership has no direct employees. The General Partner has full and exclusive discretion in management and control of the Partnership.

Lease and Financing Transactions

     For the years ended December 31, 2000 and 1999, the Partnership did not finance or purchase any new equipment. Included in the summary of equipment cost by category below is 100% of the equipment cost acquired by two joint ventures in which the Partnership has a 99% and 75% interest. The Partnership accounts for these investments by consolidating 100% of the assets and liabilities of the joint ventures and reflecting, as a liability, the related minority interests. The equipment purchased by three other joint ventures in which the Partnership has a less than 50% interest are not included in this table. A summary of the portfolio equipment cost by category held at December 31, 2000 and 1999 is as follows:

                                     December 31, 2000               December 31, 1999
                                 -------------------------      -------------------------
Category                              Cost         Percent           Cost        Percent
--------                              ----         -------           ----        -------

Aircraft                         $ 23,010,250       25.7        $ 23,010,250       22.3%
Computer systems                   13,380,959       15.0          14,172,782       13.7
Manufacturing & production         12,185,284       13.6          12,901,249       12.5
Telecommunications                  8,825,246        9.9           9,976,789        9.7
Furniture and fixtures              8,637,599        9.7           9,497,699        9.2
Retail Systems                      8,095,693        9.1          15,973,850       15.5
Restaurant equipment                3,520,639        3.9           4,449,367        4.3
Medical                             2,859,011        3.2           3,087,242        3.0
Automotive                          2,147,620        2.4           2,240,961        2.2
Material handling                   1,370,318        1.5           1,403,993        1.4
Construction                        1,347,323        1.5           1,554,753        1.5
Sanitation                          1,054,294        1.2           1,054,294        1.0
Miscellaneous                       2,977,399        3.3           3,776,956        3.7
                                 ------------      -----        ------------      -----

                                 $ 89,411,635      100.0%       $103,100,185      100.0%
                                 ============      =====        ============      =====

     The Partnership has one lease which individually represents greater than 10% of the total portfolio equipment cost at December 31, 2000. The lease is with Aerovias de Mexico, S.A. de C.V. ("Aero Mexico"). The underlying equipment is an aircraft and the asset represented 23.2% of the total portfolio cost at December 31, 2000.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 2000

Item 2.  Properties
         ----------

     The Partnership neither owns nor leases office space or equipment for the purpose of managing its day-to-day affairs.

Item 3.  Legal Proceedings
         -----------------

     The Partnership is not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 2000.

PART II

Item 5.  Market for the  Registrant's  Securities  and Related  Security  Holder
         Matters
         -----------------------------------------------------------------------

     The Partnership's limited partnership interests are not publicly traded nor is there currently a market for the Partnership's limited partnership interests. It is unlikely that any such market will develop.

                                     Number of Equity Security Holders
           Title of Class                    as of December 31,
           --------------            ---------------------------------

                                       2000                     1999
                                       ----                     ----

           Limited partners            3,736                    3,753
           General Partner                 1                        1

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 2000

Item 6.  Selected Consolidated Financial and Operating Data

                                                   Years Ended December 31,
                             ----------------------------------------------------------------

                                 2000        1999           1998         1997         1996
                                 ----        ----           ----         ----         ----

Total revenues               $6,532,679   $10,203,685   $10,087,667   $7,611,293   $9,849,216
                             ==========   ===========   ===========   ==========   ==========

Net income                   $  396,430   $ 2,242,510   $ 1,047,706   $2,368,585   $2,243,883
                             ==========   ===========   ===========   ==========   ==========

Net income allocable
  to limited partners        $  392,466   $ 2,220,085   $ 1,037,229   $2,344,899   $2,221,444
                             ==========   ===========   ===========   ==========   ==========

Net income allocable
  to the General Partner     $    3,964   $    22,425   $    10,477   $   23,686   $   22,439
                             ==========   ===========   ===========   ==========   ==========

Weighted average
  limited partnership
  units outstanding             607,856       607,856       608,273      609,211      609,503
                             ==========   ===========   ===========   ==========   ==========

Net income per
  weighted average limited
  partnership unit           $      .65   $      3.65   $      1.71   $     3.85   $     3.64
                             ==========   ===========   ===========   ==========   ==========

Distributions to
  limited partners           $3,672,173   $ 4,381,933   $ 7,755,553   $7,768,316   $7,771,164
                             ==========   ===========   ===========   ==========   ==========

Distributions to the
  General Partner            $   37,091   $    44,258   $    78,338   $   78,468   $   78,496
                             ==========   ===========   ===========   ==========   ==========

                                                   Years Ended December 31,
                           --------------------------------------------------------------------

                               2000          1999          1998          1997          1996
                               ----          ----          ----          ----          ----

Total assets               $46,154,746   $64,830,618   $86,918,230   $66,917,017   $77,934,170
                           ===========   ===========   ===========   ===========   ===========

Partners' equity           $11,379,555   $14,692,389   $16,876,070   $23,689,694   $29,192,964
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

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 2000

Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations
        ------------------------------------------------------------------------

     The Partnership's portfolio consisted of a net investment in finance leases, financings, operating leases and equity investments in joint ventures representing 41%, 22%, 36% and 1% of total investments at December 31, 2000, respectively, and 48%, 25%, 26% and 1% of total investments at December 31, 1999, respectively. The Partnership did not finance or purchase any new equipment in 2000 or 1999.

Results of Operations

Years Ended December 31, 2000 and 1999

     Revenues for the year ended December 31, 2000 were $6,532,679, representing a decrease of $3,671,006 from 1999. The decrease in revenues resulted primarily from a decrease in finance income of $2,762,490, a decrease in gain on sales of equipment of $647,268 and a loss from investments in unconsolidated joint ventures of $194,006 in 2000 versus income from investments in unconsolidated joint ventures of $48,211 in 1999. Finance income decreased due to the decrease in the average size of the finance lease portfolio. The decrease in gain on sales of equipment resulted from a decrease in the amount of equipment sold where the proceeds received were in excess of the remaining carrying value. The loss from investments in unconsolidated joint ventures in 2000 resulted primarily from a provision for bad debts of $850,000 being recorded in 2000 by an underlying joint venture, ICON Receivables 1997-A LLC, with no provision for bad debts being required to be recorded by this venture in 1999.

     Expenses for the year ended December 31, 2000 were $6,136,249, representing a decrease of $1,824,926 from 1999. The decrease in expenses resulted primarily from decreases in interest expense of $1,099,333, provision for bad debts of $500,000, management fees of $180,768 and administrative expense reimbursements
- General Partner of $80,923. These decreases were partially offset by increases in minority interest expense in consolidated joint ventures of $32,424 and general and administrative expense of $36,767.

     Interest expense decreased due to a decrease in the average debt outstanding from 1999 to 2000. The decrease in the provision for bad debts was the result of determinations made of the level of reserves required during the 1999 and 2000 periods, respectively. These determinations were the result of the Partnership's ongoing analysis of delinquency trends, loss experience and an assessment of overall credit risk. Management fees and administrative expense reimbursements - General Partner decreased due to the decrease in the average size of the portfolio from 1999 to 2000. The increase in minority interest expense in consolidated joint ventures resulted from increased earnings levels within the Partnership's two consolidated joint ventures. General and administrative expenses increased primarily as a result of higher professional fees incurred in 2000.

     Net income for the years ended  December 31, 2000 and 1999 was $396,430 and
$2,242,510,   respectively.   The  net  income  per  weighted   average  limited
partnership unit was $.65 and $3.65 for 2000 and 1999, respectively.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 2000

Years Ended December 31, 1999 and 1998

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

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 2000

     The Partnership's primary sources of funds in 2000, 1999 and 1998 were net cash provided by operations of $9,359,980, $11,671,010 and $12,745,950, respectively, proceeds from sales of equipment of $2,159,942, $3,776,513 and $2,476,110, respectively, proceeds from non-recourse notes payable of $11,943,528 in 2000 and proceeds from a warehouse line of credit of $20,703,918 and from securitization debt of $41,175,000 in 1998. These funds were used to purchase equipment in 1998, and to provide for cash distributions and debt repayments in 1998, 1999 and 2000.

     Cash distributions to the limited partners for the years ended December 31, 2000, 1999 and 1998 totaled $3,672,173, $4,381,933 and $7,755,553, respectively of which $392,466, $2,220,085 and $1,037,229 was investment income and $3,279,707, $2,161,848 and $6,718,324 was a return of capital, respectively.

     As of December 31, 2000, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on liquidity. As cash is realized from operations and sales of equipment, the Partnership will distribute substantially all available cash, after retaining sufficient cash to meet its reserve requirements and recurring obligations.

Item 7a.  Qualitative and Quantitative Disclosures About Market Risk

     The Partnership is exposed to certain market risks, including changes in interest rates. The Partnership believes its exposure to other market risks, including commodity risk and equity price risk, are insignificant to both its financial position and results of operations.

     The Partnership manages its interest rate risk by obtaining fixed rate debt. The fixed rate debt service obligation streams are generally matched by fixed rate lease receivable streams generated by the Partnership's lease investments.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 2000

Item 8.  Consolidated Financial Statements and Supplementary Data
         --------------------------------------------------------

                   Index to Consolidated Financial Statements
                                                                    Page Number

Independent Auditors' Report                                                12

Consolidated Balance Sheets as of December 31, 2000 and 1999                13

Consolidated Statements of Operations for the Years Ended
  December 31, 2000, 1999 and 1998                                          14

Consolidated Statements of Changes in Partners' Equity for the
  Years Ended December 31, 2000, 1999 and 1998                              15

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998                                       16-18

Notes to Consolidated Financial Statements                               19-29

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                        Consolidated Financial Statements

                                December 31, 2000

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT



The Partners
ICON Cash Flow Partners, L.P., Series E:

We have audited the accompanying consolidated balance sheets of ICON Cash Flow Partners, L.P., Series E (a Delaware limited partnership) as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in partners' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the Unites States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the Partnership's reinvestment period ended July 31, 1998. The disposition period began on August 1, 1998. During the disposition period the Partnership has and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and begin the orderly termination of its operations and affairs.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICON Cash Flow Partners, L.P., Series E as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.




                                           /s/ KPMG LLP
                                           -------------------------------------
                                           KPMG LLP



March 28, 2001
New York, New York

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheets

                                  December 31,

                                                                    2000           1999
                                                                    ----           ----
       Assets

Cash                                                           $  1,030,751    $  2,073,759
                                                               ------------    ------------

Investment in finance leases
   Minimum rents receivable                                      13,688,669      26,598,335
   Estimated unguaranteed residual values                         7,904,259       8,420,547
   Unearned income                                               (2,077,737)     (4,853,392)
   Allowance for doubtful accounts                               (1,287,212)     (1,237,909)
                                                               ------------    ------------
                                                                 18,227,979      28,927,581
                                                               ------------    ------------

Investment in operating leases
   Equipment at cost                                             20,707,984      20,707,984
   Accumulated depreciation                                      (4,584,394)     (3,997,183)
                                                               ------------    ------------
                                                                 16,123,590      16,710,801
                                                               ------------    ------------

Investment in financings
   Receivables due in installments                               11,907,064      18,214,488
   Unearned income                                               (1,176,563)     (2,438,302)
   Allowance for doubtful accounts                               (1,235,231)       (735,231)
                                                               ------------    ------------
                                                                  9,495,270      15,040,955
                                                               ------------    ------------

Investments in joint ventures                                       483,555         818,191
                                                               ------------    ------------

Other assets                                                        793,601       1,259,331
                                                               ------------    ------------

Total assets                                                   $ 46,154,746    $ 64,830,618
                                                               ============    ============

       Liabilities and Partners' Equity

Notes payable - securitized debt                               $ 14,318,259    $ 25,691,428
Notes payable - non-recourse                                     17,798,581      21,127,810
Security deposits, deferred credits and other payables            2,022,692       2,758,365
Minority interests in consolidated joint ventures                   635,659         560,626
                                                               ------------    ------------
                                                                 34,775,191      50,138,229
                                                               ------------    ------------
Commitments and Contingencies

Partners' equity (deficiency)
   General Partner                                                 (406,065)       (372,938)
   Limited partners (607,855.51 units outstanding,
     $100 per unit original issue price)                         11,785,620      15,065,327
                                                               ------------    ------------

Total partners' equity                                           11,379,555      14,692,389
                                                               ------------    ------------

Total liabilities and partners' equity                         $ 46,154,746    $ 64,830,618
                                                               ============    ============

See accompanying notes to consolidated financial statements

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                        For the Years Ended December 31,

                                                2000          1999          1998
                                                ----          ----          ----
Revenues

   Finance income                          $ 3,847,625    $ 6,610,115   $ 6,147,030
   Rental income                             2,460,000      2,460,000     2,447,700
   Gains on sales of equipment                 253,737        901,005       652,164
   Interest income and other                   165,323        184,354       501,608
   (Loss) income from investments in
     unconsolidated joint ventures            (194,006)        48,211       339,165
                                           -----------    -----------   -----------

   Total revenues                            6,532,679     10,203,685    10,087,667
                                           -----------    -----------   -----------

Expenses

   Interest                                  3,007,236      4,106,569     4,495,629
   Provision for bad debts                     500,000      1,000,000     1,275,089
   Management fees - General Partner           748,178        928,946     1,207,760
   Administrative expense reimbursements
     - General Partner                         458,930        539,853       657,327
   Depreciation                                587,211        587,211       545,503
   General and administrative                  722,414        685,647       558,525
   Amortization of initial direct costs            102         33,195       235,302
   Minority interest expense in
     consolidated joint ventures               112,178         79,754        64,826
                                           -----------    -----------   -----------

   Total expenses                            6,136,249      7,961,175     9,039,961
                                           -----------    -----------   -----------

Net income                                 $   396,430    $ 2,242,510   $ 1,047,706
                                           ===========    ===========   ===========

Net income allocable to:
   Limited partners                        $   392,466    $ 2,220,085   $ 1,037,229
   General Partner                               3,964         22,425        10,477
                                           -----------    -----------   -----------

                                           $   396,430    $ 2,242,510   $ 1,047,706
                                           ===========    ===========   ===========

Weighted average number of limited
   partnership units outstanding               607,856        607,856       608,273
                                           ===========    ===========   ===========

Net income per weighted average
   limited partnership unit                $       .65    $      3.65   $      1.71
                                           ===========    ===========   ===========


See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

              For the Years Ended December 31, 2000, 1999 and 1998

                             Limited Partner Distributions

                                Return of     Investment        Limited       General
                                 Capital        Income          Partners      Partner       Total
                                 -------        ------          --------      -------       -----
                              (Per weighted average unit)

Balance at
   December 31, 1997                                          $23,972,938    $(283,244)   $23,689,694

Cash distribution
   to partners                 $   11.04     $    1.71         (7,755,553)     (78,338)    (7,833,891)

Limited partnership
   units redeemed
   (590 units)                                                    (27,439)         -          (27,439)

Net income                                                      1,037,229       10,477      1,047,706
                                                              -----------    ---------    -----------

Balance at
   December 31, 1998                                           17,227,175     (351,105)    16,876,070

Cash distribution
   to partners                 $    3.56     $    3.65         (4,381,933)     (44,258)    (4,426,191)

Net income                                                      2,220,085       22,425      2,242,510
                                                              -----------    ---------    -----------

Balance at
   December 31, 1999                                           15,065,327     (372,938)    14,692,389

Cash distribution
   to partners                 $    5.39     $     .65         (3,672,173)     (37,091)    (3,709,264)

Net income                                                        392,466        3,964        396,430
                                                              -----------    ---------    -----------

Balance at
   December 31, 2000                                          $11,785,620    $(406,065)   $11,379,555
                                                              ===========    =========    ===========






See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                        For the Years Ended December 31,

                                                                     2000           1999             1998
                                                                     ----           ----             ----
Cash flows from operating activities:
   Net income                                                   $    396,430    $  2,242,510    $  1,047,706
                                                                ------------    ------------    ------------
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation                                                    587,211         587,211         545,503
     Rental income - assigned operating lease receivables         (2,460,000)     (2,460,000)     (2,447,700)
     Provision for doubtful accounts                                 500,000       1,000,000       1,275,089
     Finance income portion of receivables paid directly
       to lenders by lessees                                      (1,111,381)     (1,782,276)     (2,120,403)
     Amortization of initial direct costs                                102          33,195         235,302
     Gain on sales of equipment                                     (253,737)       (901,005)       (652,164)
     Interest expense on non-recourse financing
       paid directly by lessees                                    1,750,991       2,165,742       2,484,621
     Loss (income) from investments in
       unconsolidated joint ventures                                 194,006         (48,211)       (339,165)
     Minority interest expense in consolidated joint ventures        112,178          79,754          64,826
     Changes in operating assets and liabilities:
       Collection of principal - non-financed receivables          9,650,161      11,607,999       8,535,799
       Allowance for doubtful accounts                                49,303        (437,761)       (678,451)
       Accounts receivable from affiliates                              --           160,151        (153,048)
       Distributions received from
         unconsolidated joint ventures                               140,630         677,198         722,760
       Investments in unconsolidated joint ventures                     --           (84,535)        (87,185)
       Other assets                                                  465,730        (368,886)      1,027,060
       Security deposits, deferred credits and
         other payables                                             (735,673)     (1,256,508)      2,914,613
       Minority interests in consolidated joint ventures             (37,145)            877        (359,206)
       Other                                                         111,174         455,555         729,993
                                                                ------------    ------------    ------------
         Total adjustments                                         8,963,550       9,428,500      11,698,244
                                                                ------------    ------------    ------------

       Net cash provided by operating activities                   9,359,980      11,671,010      12,745,950
                                                                ------------    ------------    ------------

Cash flows from investing activities:
   Proceeds from sales of equipment                                2,159,942       3,776,513       2,476,110
   Equipment and receivables purchased                                  --              --       (35,359,198)
                                                                ------------    ------------    ------------

       Net cash provided by (used in) investing activities         2,159,942       3,776,513     (32,883,088)
                                                                ------------    ------------    ------------



                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (continued)

                        For the Years Ended December 31,

                                                                  2000            1999           1998
                                                                  ----            ----           ----

Cash flows from financing activities:
   Proceeds from warehouse line of credit                            --              --        20,703,918
   Principal payments on warehouse line of credit                    --              --       (36,804,788)
   Proceeds of securitized debt                                      --              --        41,175,000
   Principal payments on securitized debt                     (11,373,169)    (11,283,667)     (4,199,905)
   Proceeds from non-recourse debt                             11,943,528            --              --
   Principal payments on non-recourse debt                     (9,424,025)           --              --
   Redemption of limited partnership units                           --              --           (27,439)
   Cash distributions to partners                              (3,709,264)     (4,426,191)     (7,833,891)
                                                             ------------    ------------    ------------

       Net cash (used in) provided by financing activities    (12,562,930)    (15,709,858)     13,012,895
                                                             ------------    ------------    ------------

Net (decrease) in cash                                         (1,043,008)       (262,335)     (7,124,243)

Cash at beginning of year                                       2,073,759       2,336,094       9,460,337
                                                             ------------    ------------    ------------

Cash at end of year                                          $  1,030,751    $  2,073,759    $  2,336,094
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

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                      Statements of Cash Flows (Continued)

Supplemental Disclosures of Cash Flow Information

     Interest expense of $3,007,236, $4,106,569 and $4,495,629 for the years ended December 31, 2000, 1999 and 1998 consisted of: interest expense on non-recourse financing accrued or paid directly to lenders by lessees of $1,750,991, $2,165,742 and $2,484,621, respectively; and other interest of $1,256,245, $1,940,827 and $2,011,008, respectively.

     For the years ended December 31, 2000, 1999 and 1998, non-cash activities included the following:

                                                         2000            1999          1998
                                                         ----            ----          ----

Decrease in investments in finance leases and
  financings due to contribution to
  unconsolidated joint venture                     $       --      $     98,474    $       --
Increase in investments in
  unconsolidated joint venture                             --           (98,474)           --

Principal and interest on finance receivables
  paid directly to lender by lessees                  5,139,723            --        12,172,619
Rental income - assigned operating
  lease receivables                                   2,460,000       2,460,000       2,447,700
Principal and interest on non-recourse financing
  paid directly by lessees                           (7,599,723)     (2,460,000)    (14,620,319)

Decrease in investment in finance leases due
  to terminations                                          --          (644,704)      2,439,116
Decrease in notes payable - non-recourse due to
  terminations                                             --           644,704      (2,439,116)

Non-recourse notes payable assumed in
  purchase price - finance and operating leases            --              --        17,895,192
Fair value of equipment and receivables
  purchased for debt and payables                          --              --       (17,895,192)
                                                   ------------    ------------    ------------

                                                   $       --      $       --      $       --
                                                   ============    ============    ============


                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                                December 31, 2000

1.   Organization

     ICON Cash Flow Partners, L.P., Series E (the "Partnership") was formed on November 7, 1991 as a Delaware limited partnership with an initial capitalization of $2,000. It was formed to acquire various types of equipment, to lease such equipment to third parties and, to a lesser degree, to enter into secured financing transactions. The Partnership's offering period commenced on June 5, 1992 and by its final closing on July 31, 1993, 610,411.51 units had been admitted into the Partnership with aggregate gross proceeds of $61,041,151. From 1994 through 1998, the Partnership redeemed 2,556 limited partnership units. The Partnership did not redeem limited partnership units in 1999 and 2000 leaving 607,855.51 limited partnership units outstanding.

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

     Disclosures About Fair Value of Financial Instruments - Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosures about the fair value of financial instruments. Separate disclosure of fair value information as of December 31, 2000 and 1999 with respect to the Company's assets and liabilities is not provided because (i) SFAS No. 107 does not require disclosures about the fair value of lease arrangements, (ii) the carrying value of financial assets, other than lease related investments, and payables approximates market value and (iii) fair value information concerning non-recourse debt obligations is not practicable to estimate without incurring excessive costs to obtain all the information that would be necessary to derive a market interest rate.

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

     Impairment of Estimated Residual Values - The Partnership's policy with respect to impairment of estimated residual values is to review, on a periodic basis, the carrying value of its residuals on an individual asset basis to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and, therefore, an impairment loss should be recognized. The events or changes in circumstances which generally indicate that the residual value of an asset has been impaired are (i) the estimated fair value of the underlying equipment is less than the Partnership's carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and the Partnership's residual position. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits their rental payments directly to the lender and the Partnership does not recover its residual until the non-recourse note obligation is repaid in full.

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

     New Accounting Pronouncement - Effective January 1, 2001, the Partnership adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The adoption of SFAS No. 133 did not have any effect on the Partnership's financial position or results of operations.

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

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

Information as to the financial position and results of operations of ICON Cash Flow LLC II is summarized below:

                                      December 31, 2000      December 31, 1999
                                      -----------------      -----------------

Assets                                 $    17,715,748        $    15,508,243
                                       ===============        ===============

Liabilities                            $    11,075,944        $     9,602,143
                                       ===============        ===============

Equity                                 $     6,639,804        $     5,906,100
                                       ===============        ===============

Partnership's share of equity          $        66,398        $        59,061
                                       ===============        ===============

Net income                             $       733,704        $       933,664
                                       ===============        ===============

Partnership's share of net income      $         7,337        $         9,337
                                       ===============        ===============

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

     Information as to the financial position and results of operations of ICON Cash Flow LLC III is summarized below:

                                        December 31, 2000    December 31, 1999

 Assets                                  $    7,451,970       $     9,240,416
                                         ==============       ===============

 Liabilities                             $    3,094,323       $     5,394,669
                                         ==============       ===============

 Equity                                  $    4,357,647       $     3,845,747
                                         ==============       ===============

 Partnership's share of equity           $       43,576       $        38,457
                                         ==============       ===============

 Net income                              $      511,900       $       489,968
                                         ==============       ===============

 Partnership's share of net income       $        5,119       $         4,900
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

     Information as to the financial position and results of operations of 1997-A is summarized below:

                                        December 31, 2000    December 31, 1999

 Assets                                  $     9,002,519      $    17,967,441
                                         ===============      ===============

 Liabilities                             $     6,848,927      $    14,701,053
                                         ===============      ===============

 Equity                                  $     2,153,592      $     3,266,388
                                         ===============      ===============

 Partnership's share of equity           $       373,581      $       720,673
                                         ===============      ===============

 Net (loss) income                       $      (661,929)     $       108,923
                                         ===============      ===============

 Partnership's share of
   net (loss) income                     $      (206,462)     $        33,974
                                         ===============      ===============

 Distributions                           $       450,867      $     2,171,133
                                         ===============      ===============

 Partnership's share of distributions    $       140,630      $       677,198
                                         ===============      ===============

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

4.   Receivables Due in Installments

     Non-cancelable minimum annual amounts receivable on finance leases and financings are as follows:

                     Finance
      Year           Leases          Financings            Total

      2001        $ 7,857,368        $11,907,064        $19,764,432
      2002          4,337,165               --            4,337,165
      2003          1,472,858               --            1,472,858
      2004             21,278               --               21,278
                  -----------        -----------        -----------
                  $13,688,669        $11,907,064        $25,595,733
                  ===========        ===========        ===========

5.   Investment in Operating Lease

     The investment in operating lease at December 31, 2000, 1999 and 1998 consisted of the following:

                                                 2000            1999            1998
                                                 ----            ----            ----

Equipment cost, beginning and end of year    $ 20,707,984    $ 20,707,984    $ 20,707,984
                                             ------------    ------------    ------------

Accumulated depreciation,
  beginning of year                            (3,997,183)     (3,409,972)     (2,864,469)

Depreciation                                     (587,211)       (587,211)       (545,503)
                                             ------------    ------------    ------------

Accumulated depreciation, end of year          (4,584,394)     (3,997,183)     (3,409,972)
                                             ------------    ------------    ------------

Investment in operating lease, end of year   $ 16,123,590    $ 16,710,801    $ 17,298,012
                                             ============    ============    ============


                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

6.   Allowance for Doubtful Accounts

     The Allowance for Doubtful Accounts related to the investments in finance leases, financings and operating lease consisted of the following:

                                           Finance                     Operating
                                           Leases      Financings        Lease         Total

Balance at December 31, 1997           $   553,114    $   102,532    $   158,617    $   814,263

     Provision for doubtful accounts       689,585        744,121       (158,617)     1,275,089
     Accounts written-off                 (322,004)      (443,453)          --         (765,457)
     Recovery on accounts previously
       written-off                          64,605         22,401           --           87,006
                                       -----------    -----------    -----------    -----------

Balance at December 31, 1998               985,300        425,601           --        1,410,901

     Provision for doubtful accounts       476,143        523,857           --        1,000,000
     Accounts written-off                 (277,732)      (241,094)          --         (518,826)
     Recovery on accounts previously
       written-off                          54,198         26,867         81,065
                                       -----------    -----------    -----------    -----------

Balance at December 31, 1999             1,237,909        735,231           --        1,973,140

     Provision for doubtful accounts          --          500,000           --          500,000
     Recovery on accounts previously
       written-off                          49,303           --             --           49,303
                                       -----------    -----------    -----------    -----------

Balance at December 31, 2000           $ 1,287,212    $ 1,235,231    $      --      $ 2,522,443
                                       ===========    ===========    ===========    ===========

7.   Notes Payable

     As discussed in Note 3, in order to fund the acquisition of additional leases, 1997-B obtained a warehouse borrowing facility from Prudential Securities Credit Corporation. In October 1998, 1997-B completed an equipment securitization resulting in net proceeds of $41,175,000. These proceeds were used to pay-off $36,804,788 outstanding under the 1997-B warehouse line of credit. The remaining proceeds were distributed to the 1997-B members in accordance with their membership interests. The new securitized debt bears interest at a fixed rate of 6.19% and is payable from receivables related to the portfolio that secures the debt. At December 31, 2000, there was $14,318,259 outstanding under the notes payable-securitized debt.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Notes payable, bearing interest at rates ranging from 5.2% to 16.5%, mature as follows:

                               Notes Payable         Notes Payable
                Year         Securitized Debt         Non-Recourse

                2001           $ 7,360,608           $ 3,587,261
                2002             5,213,886             1,600,191
                2003             1,575,793            12,578,986
                2004               167,972                32,143
                               -----------           -----------

                               $14,318,259           $17,798,581
                               ===========           ===========

     Included in notes payable - non-recourse above is $1,224,266 in notes payable due to various third parties in conjunction with the purchase and assignment of lease transactions as they relate to residual sharing agreements. The notes are payable only to the extent certain residuals are realized.

8.   Related Party Transactions

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                 Charged to Operations

Management fees                                        $1,207,760
Administrative expense reimbursements                     657,327
                                                       ----------

Year ended December 31, 1998                           $1,865,087
                                                       ==========

Management fees                                        $  928,946
Administrative expense reimbursements                     539,853
                                                       ----------

Year ended December 31, 1999                           $1,468,799
                                                       ==========

Management fees                                        $  748,178
Administration expense reimbursements                     458,930
                                                       ----------

Year ended December 31, 2000                           $1,207,108
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

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

9.   Security Deposits, Deferred Credits and Other Payables

     Security deposits, deferred credits and other payables at December 31, 2000 and 1999 include $1,211,859 and $1,000,000, respectively, of proceeds received on residuals, which will be applied upon final remarketing of the related equipment.

10.  Subsidiary

     In December 1994, the Partnership formed a wholly owned subsidiary, ICON E Corp., a Massachusetts corporation formed for the purpose of managing equipment under lease located in the state of Massachusetts. Massachusetts partnerships are taxed on personal property at a higher rate than corporations, and therefore, to mitigate such excess property tax, certain leases are being managed by ICON E Corp., a corporation. The Partnership's consolidated financial statements include 100% of the accounts of ICON E Corp. As of December 31, 2000, there was no federal tax liability for ICON E Corp.

11.  Commitments and Contingencies

     The Partnership has entered into remarketing and residual sharing agreements with third parties. In connection therewith, remarketing or residual proceeds received in excess of specified amounts will be shared with these third parties based on specified formulas. For the years ended December 31, 2000, 1999 and 1998, the Partnership paid $0, $70,842 and $1,701 to third parties as their share of the proceeds.

12.  Tax Information (Unaudited)

     The following reconciles net income for financial reporting purposes to income for federal income tax purposes for the years ended December 31:

                                          2000          1999            1998
                                          ----          ----            ----


Net income per financial statements   $   396,430    $ 2,242,510    $ 1,047,706

Differences due to:
   Direct finance leases                2,938,653      4,842,466      5,618,432
   Depreciation                        (4,142,464)    (5,719,775)    (7,028,534)
   Provision for losses                   478,812        (40,171)       (33,272)
   Loss on sale of equipment           (1,171,655)      (392,115)     2,971,331
   Other                                1,375,963       (135,838)      (887,487)
                                      -----------    -----------    -----------

Partnership income (loss) for
   federal income tax purposes        $  (124,261)   $   797,077    $ 1,688,176
                                      ===========    ===========    ===========

     As of December 31, 2000, the partners' capital accounts included in the financial statements totaled $11,379,555 compared to the partners' capital accounts for federal income tax purposes of $18,462,366 (unaudited). The difference arises primarily from commissions reported as a reduction in the partners' capital for financial reporting purposes but not for federal income tax purposes, and temporary differences related to direct finance leases, depreciation and provision for losses.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

13.  Quarterly Financial Data (Unaudited)

      The following table is a summary of financial data by quarter for the years ended December 31, 2000 and 1999:

                                                                 For the Quarters Ended
                                          --------------------------------------------------------------

                                              March 31,        June 30,       September 30,  December 31,
                                              --------         -------        ------------   -----------

2000
     Revenues                             $    1,828,783   $    1,729,583   $    1,528,500   $ 1,445,813
                                          ==============   ==============   ==============   ===========

     Net income (loss) allocable to
       limited partners                   $      360,198   $      209,713   $       32,547   $  (209,992)
                                          ==============   ==============   ==============   ===========

     Net income (loss) per weighted
       average limited partnership unit   $         0.59   $         0.35   $         0.05   $     (0.34)
                                          ==============   ==============   ==============   ===========

1999
     Revenues                             $    2,649,490   $    2,278,165   $    2,630,851   $ 2,645,179
                                          ==============   ==============   ==============   ===========

     Net income allocable to
       limited partners                   $      650,219   $      337,639   $      275,493   $   956,734
                                          ==============   ==============   ==============   ===========

     Net income per weighted
       average limited partnership unit   $         1.07   $         0.56   $         0.45   $      1.57
                                          ==============   ==============   ==============   ===========


                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 2000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
          ----------------------------------------------------------------------
     None

PART III

Item 10.  Directors and Executive Officers of the Registrant's General Partner
          --------------------------------------------------------------------

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

      Beaufort J.B. Clarke      Chairman, Chief Executive Officer and Director

      Paul B. Weiss             President and Director

      Thomas W. Martin          Executive Vice President and Director

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 2000

     Beaufort J. B. Clarke, age 55, has been Chairman, Chief Executive Officer and Director of the General Partner since 1996. Prior to his present position, Mr. Clarke was founder and the President and Chief Executive Officer of Griffin Equity Partners, Inc. Mr. Clarke formerly was an attorney with Shearman and Sterling and has over 20 years of senior management experience in the United States leasing industry.

     Paul B. Weiss, age 40, is President and Director of the General Partner. Mr. Weiss has been exclusively engaged in lease acquisitions since 1988 from his affiliations with the General Partner since 1996, Griffin Equity Partners (as Executive Vice President from 1993-1996); Gemini Financial Holdings (as Senior Vice President-Portfolio Acquisitions from 1991-1993) and Pegasus Capital Corporation (as Vice President-Portfolio Acquisitions from 1988-1991). He was previously an investment banker and a commercial banker.

     Thomas W. Martin, age 47, has been Executive Vice President of the General Partner since 1996. Prior to his present position, Mr. Martin was the Executive Vice President and Chief Financial Officer of Griffin Equity Partners, Inc. (1993-1996), Gemini Financial Holdings (as Senior Vice President from 1992-1993) and Chancellor Corporation (as Vice President-Syndications from 1985-1992). Mr. Martin has 17 years of senior management experience in the leasing business.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 2000

Item 11.  Executive Compensation

     The Partnership has no directors or officers. The General Partner and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December 31, 2000, 1999 and 1998.

      Entity                Capacity       Type of Compensation           2000         1999         1998
      ------                --------       --------------------           ----         ----         ----

ICON Capital Corp.      General Partner    Management fees             $  748,178   $  928,946   $1,207,760
ICON Capital Corp.      General Partner    Administrative expense
                                             reimbursements               458,930      539,853      657,327
                                                                       ----------   ----------   ----------
                                                                       $1,207,108   $1,468,799   $1,865,087
                                                                       ==========   ==========   ==========

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

(a) The registrant is a limited partnership and therefore does not have voting shares of stock. No person of record owns, or is known by the Partnership to own beneficially, more than 5% of any class of securities of the Partnership.

(b) As of March 19, 2001, Directors and Officers of the General Partner do not own any equity securities of the Partnership.

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

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 2000

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

     See Item 11 for a discussion of the Partnership's reimbursable management fees and administrative expenses.

     See Note 3 for a discussion of the Partnership's related party investments in joint ventures.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

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

(b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Partnership during the quarter ended December 31, 2000.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 2000


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

                                 ICON CASH FLOW PARTNERS, L.P., Series E
                                 File No. 33-44413 (Registrant)
                                 By its General Partner, ICON Capital Corp.


Date:  March 28, 2001            /s/ Beaufort J.B. Clarke
                                 -----------------------------------------------
                                 Beaufort J.B. Clarke
                                 Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
sole General Partner of the Registrant

Date:  March 28, 2001             /s/ Beaufort J.B. Clarke
                                  --- ------------------------------------------
                                  Beaufort J.B. Clarke
                                  Chairman, Chief Executive Officer and Director


Date:  March 28, 2001             /s/ Paul B. Weiss
                                  ----------------------------------------------
                                  Paul B. Weiss
                                  President and Director


Date:  March 28, 2001             /s/ Thomas W. Martin
                                  ----------------------------------------------
                                  Thomas W. Martin
                                  Executive Vice President
                                  (Principal Financial and Accounting Officer)


Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrant Which have not Registered Securities Pursuant to
Section 12 of the Act

No annual report or proxy material has been sent to security holders. An annual report will be sent to the limited partners and a copy will be forwarded to the Commission.