Form 10-Q
period 2001-03-31
ICON CASH FLOW PARTNERS L P SERIES E
filed 2001-05-15
CIK 881788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                        March 31, 2001
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

                           Consolidated Balance Sheets

                                   (unaudited)

                                                          March 31,      December 31,
                                                            2001            2000
                                                            ----            ----

       Assets

Cash ................................................  $  1,485,211    $  1,030,751
                                                       ------------    ------------

Investment in finance leases
   Minimum rents receivable .........................    11,520,402      13,688,669
   Estimated unguaranteed residual values ...........     7,900,317       7,904,259
   Unearned income ..................................    (1,670,647)     (2,077,737)
   Allowance for doubtful accounts ..................    (1,415,512)     (1,287,212)
                                                       ------------    ------------
                                                         16,334,560      18,227,979

Investment in financings
   Receivables due in installments ..................    10,455,251      11,907,064
   Unearned income ..................................      (897,297)     (1,176,563)
   Allowance for doubtful accounts ..................    (1,235,886)     (1,235,231)
                                                       ------------    ------------
                                                          8,322,068       9,495,270

Investment in operating leases
   Equipment, at cost ...............................    20,707,984      20,707,984
   Accumulated depreciation .........................    (4,731,197)     (4,584,394)
                                                       ------------    ------------
                                                         15,976,787      16,123,590

Investments in unconsolidated joint ventures ........       470,814         483,555
                                                       ------------    ------------

Other assets ........................................       518,767         793,601
                                                       ------------    ------------

Total assets ........................................  $ 43,108,207    $ 46,154,746
                                                       ============    ============


                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)

                                   (unaudited)

                                                              March 31,     December 31,
                                                                2001            2000
                                                                ----            ----

       Liabilities and Partners' Equity

Notes payable - securitized debt ........................   $ 12,292,635    $ 14,318,259
Notes payable - non-recourse ............................     16,719,700      17,798,581
Security deposits, deferred credits and other payables ..      2,330,248       2,022,692
Minority interests in consolidated joint ventures .......        605,956         635,659
                                                            ------------    ------------
                                                              31,948,539      34,775,191

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner ......................................       (408,264)       (406,065)
   Limited partners (607,856 units outstanding,
     $100 per unit original issue price in 2001 and 2000,
     respectively) ......................................     11,567,932      11,785,620
                                                            ------------    ------------

Total partners' equity ..................................     11,159,668      11,379,555
                                                            ------------    ------------

Total liabilities and partners' equity ..................   $ 43,108,207    $ 46,154,746
                                                            ============    ============















See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                                  2001          2000
                                                                  ----          ----
Revenues
  Finance income .........................................   $   792,277    $ 1,020,894
  Rental income ..........................................       615,000        615,000
  Gain on sales of equipment .............................        28,590        131,363
  Interest income and other ..............................        32,328         30,534
  (Loss) income from investments in
    unconsolidated joint ventures ........................       (12,742)        30,992
                                                             -----------    -----------

   Total revenues ........................................     1,455,453      1,828,783
                                                             -----------    -----------

Expenses
   Interest ..............................................       660,760        798,821
   General and administrative ............................       174,039        161,895
   Minority interest (income) expense in consolidated
     joint ventures ......................................       (29,703)        57,841
   Provision for bad debts ...............................       125,000           --
   Administrative expense reimbursements - General Partner        83,223        117,963
   Management fees - General partner .....................       136,584        176,232
   Depreciation ..........................................       146,803        146,803
   Other .................................................          --            5,392
                                                             -----------    -----------

Total expenses ...........................................     1,296,706      1,464,947
                                                             -----------    -----------

Net income ...............................................   $   158,747    $   363,836
                                                             ===========    ===========

Net income allocable to:
   Limited partners ......................................       157,160        360,198
   General Partner .......................................         1,587          3,638
                                                             -----------    -----------

                                                             $   158,747    $   363,836
                                                             ===========    ===========

Weighted average number of limited
   partnership units outstanding .........................       607,856        607,856
                                                             ===========    ===========

Net income per weighted average
   limited partnership unit ..............................   $       .26    $       .59
                                                             ===========    ===========

See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                  For the Three Months Ended March 31, and the
                          Year Ended December 31, 2000

                                   (unaudited)

                             Limited Partner Distributions

                                Return of     Investment        Limited       General
                                 Capital        Income          Partners      Partner        Total
                                 -------        ------          --------      -------        -----
                              (Per weighted average unit)

Balance at
   December 31, 1999                                          $15,065,327    $(372,938)   $14,692,389

Cash distribution
   to partners                 $    5.39     $     .65         (3,672,173)     (37,091)    (3,709,264)

Net income                                                        392,466        3,964        396,430
                                                              -----------    ---------    -----------

Balance at
   December 31, 2000                                           11,785,620     (406,065)    11,379,555

Cash distribution
   to partners                 $     .36     $     .26           (374,848)      (3,786)      (378,634)

Net income                                                        157,160        1,587        158,747
                                                              -----------    ---------    -----------

Balance at
   March 31, 2001                                             $11,567,932    $(408,264)   $11,159,668
                                                              ===========    =========    ===========














See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                                                 2001           2000
                                                                                 ----           ----
Cash flows provided by operating activities:
   Net income ............................................................   $   158,747    $   363,836
                                                                             -----------    -----------
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation ........................................................       146,803        146,803
     Rental income - paid directly to lenders by lessees .................      (615,000)      (615,000)
     Provision for bad debts .............................................       125,000           --
     Finance income portion of receivables paid directly
       to lenders by lessees .............................................      (148,218)      (269,156)
     Gain on sales of equipment ..........................................       (28,590)      (131,363)
     Minority interests in consolidated joint ventures ...................       (29,703)        57,841
     Interest expense on non-recourse financing paid
       directly by lessees ...............................................       454,923        422,025
     Loss (income) from investments in unconsolidated joint ventures .....        12,742        (30,992)
     Changes in operating assets and liabilities:
       Collection of principal - non-financed receivables ................     2,110,552      2,630,406
       Security deposits, deferred credits and other payables ............       307,556      1,553,979
       Accounts receivable from General Partner and affiliates, net ......          --             --
       Other assets ......................................................       274,834         59,168
       Other .............................................................        13,915     (1,059,849)
                                                                             -----------    -----------

         Total adjustments ...............................................     2,624,814      2,763,862
                                                                             -----------    -----------

         Net cash provided by operating activities .......................     2,783,561      3,127,698
                                                                             -----------    -----------

Cash flows from investing activities:
   Proceeds from sales of equipment ......................................        75,157        292,398
   Distributions received from unconsolidated joint ventures .............          --           35,870
                                                                             -----------    -----------

       Net cash provided by investing activities .........................        75,157        328,268
                                                                             -----------    -----------

                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                       2001           2000
                                                       ----           ----
Cash flows from financing activities:
   Principal payments on securitized debt ......    (2,025,624)    (2,867,556)
   Cash distributions to partners ..............      (378,634)      (767,516)
                                                   -----------    -----------

         Net cash (used in) financing activities    (2,404,258)    (3,635,072)
                                                   -----------    -----------

Net increase (decrease) in cash ................       454,460       (179,106)

Cash at beginning of period ....................     1,030,751      2,073,759
                                                   -----------    -----------

Cash at end of period ..........................   $ 1,485,211    $ 1,894,653
                                                   ===========    ===========
























See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

Supplemental Disclosures of Cash Flow Information

     During the three months ended March 31, 2001 and 2000, non-cash activities included the following:

                                                           2001           2000
                                                           ----           ----
Principal and interest on direct finance receivables
   paid directly to lenders by lessees .............   $   918,804    $ 1,804,645
Rental income on operating lease
   paid directly to lender by lessees ..............       615,000        615,000
Principal and interest on non-recourse
   debt paid directly by lessees ...................    (1,533,804)    (2,419,645)
                                                       -----------    -----------

                                                       $      --      $      --
                                                       ===========    ===========

     Interest expense of $660,760 and $798,821 for the three months ended March 31, 2001 and 2000 consisted of interest expense on non-recourse financing accrued or paid directly to lenders by lessees of $454,923 and $376,795, respectively, and interest expense on secured debt of $205,837 and $422,026, respectively.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

              Notes to Unaudited Consolidated Financial Statements

                               September 30, 2000

1.     Basis of Presentation

     The consolidated financial statements of ICON Cash Flow Partners, L.P., Series E (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of income for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 2000 Annual Report on Form 10-K.

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

3.    Related Party Transactions

     Fees paid or accrued by the Partnership to the General Partner or its affiliates for the three months ended March 31, 2001 and 2000 are as follows:

                                2001          2000
                                ----          ----

Management fees               $136,584      $233,637    Charged to operations
Administrative expense
  reimbursements                83,223       139,838    Charged to operations
                              --------      --------

Total                         $219,807      $373,475
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

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

        Notes to Unaudited Consolidated Financial Statements - Continued

     Information  as  to  the  unaudited   financial  position  and  results  of
operations of ICON Cash Flow LLC II at March 31, 2001 is summarized below:

                                                       March 31, 2001

    Assets                                             $    17,559,453
                                                       ===============

    Liabilities                                        $    10,786,002
                                                       ===============

    Equity                                             $     6,773,451
                                                       ===============

    Partnership's share of equity                      $        67,735
                                                       ===============

                                                      Three Months Ended
                                                        March 31, 2001

    Net income                                         $       133,642
                                                       ===============

    Partnership's share of net income                  $         1,336
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

     Information  as  to  the  unaudited   financial  position  and  results  of
operations of ICON Cash Flow LLC III at March 31, 2001 is summarized below:

                                                        March 31, 2001

     Assets                                             $     7,436,828
                                                        ===============

     Liabilities                                        $     2,954,197
                                                        ===============

     Equity                                             $     4,482,631
                                                        ===============

     Partnership's share of equity                      $        44,826
                                                        ===============

                                                       Three Months Ended
                                                         March 31, 2001

     Net income                                         $       124,984
                                                        ===============

     Partnership's share of net income                  $         1,250
                                                        ===============

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

        Notes to Unaudited Consolidated Financial Statements - Continued

      ICON Receivables 1997-A L.L.C.

     In March 1997 three affiliates of the Partnership, ICON Cash Flow Partners, L.P., Series D ("Series D"), L.P. Six and L.P. Seven, contributed and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A L.L.C. ("1997-A"), a special purpose entity created for the purpose of originating leases, managing existing contributed assets and securitizing its portfolio. In September 1997 the Partnership, L.P. Six and L.P. Seven contributed and assigned additional equipment lease and finance receivables and residuals to 1997-A. The Partnership, Series D, L.P. Six and L.P. Seven received a 31.19%, 17.81%, 31.03% and 19.97% interest, respectively, in 1997-A based on the value of their related contributions. In September 1997, 1997-A securitized substantially all of its equipment leases and finance receivables and residuals. 1997-A became the beneficial owner of a trust. The Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions thereafter.

     Information  as  to  the  unaudited   financial  position  and  results  of
operations of 1997-A at March 31, 2001 is summarized below:

                                                       March 31, 2001

      Assets                                          $      7,487,972
                                                      ================

      Liabilities                                     $      5,383,524
                                                      ================

      Equity                                          $      2,104,448
                                                      ================

      Partnership's share of equity                   $        358,253
                                                      ================

                                                     Three Months Ended
                                                       March 31, 2001

      Net loss                                        $        (49,144)
                                                      ================

      Partnership's share of net loss                 $        (15,328)
                                                      ================

     1997-A recorded a provision for bad debt of $125,000 during the three month period ended March 31, 2001.

5.    Disposition Period

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

                                 March 31, 2001

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership's portfolio consisted of a net investment in finance leases, financings, operating leases, and investments in unconsolidated joint ventures representing 40%, 20%, 39% and 1% of total investments at March 31, 2001, respectively, and 47%, 24%, 27%, and 1% of total investments at March 31, 2000, respectively.

Results of Operations

Three Months Ended March 31, 2001 and 2000

     Revenues for the three months ended March 31, 2001 were $1,455,453 representing a decrease of $373,330 from 2000. The decrease in revenues resulted from decreases in finance income of $228,617, gain on sales of equipment of $102,773 and a loss from investments in unconsolidated joint ventures of $12,742 versus income from investment in unconsolidated joint ventures of $30,992 in 2000. The decrease in finance income was primarily due to a decrease in the average size of the finance lease portfolio from 2000 to 2001. The decrease in gain on sales of equipment resulted from a decrease in the amount of equipment sold where the proceeds received were in excess of the remaining carrying value. The loss from investment in unconsolidated joint venture resulted primarily from a provision for bad debts of $125,000 recorded by an underlying joint venture. The Partnership has a 31.19% interest in the joint venture.

     Expenses for the three months ended March 31, 2001 were $1,296,706 representing a decrease of $168,241 from 2000. The decline was due to a decrease in interest expense of $138,061, minority interest income of $29,703 in 2001 versus minority interest expense of $57,841 in 2000 and decreases in management fees of $39,648 and administrative expense reimbursements of $34,740. These decreases were partially offset by an increase in provision for bad debts of $125,000 and an increase in general and administrative of $12,144. The decrease in interest expense resulted from a decrease in average debt outstanding from 2000 to 2001. Minority interest income resulted from an overall loss in the Partnership's two consolidated joint ventures in 2001 versus income recognized in the joint ventures in 2000. The decrease in management fees and administrative expense reimbursements resulted from a decrease in the average size of the finance lease portfolio. The increase in provision for bad debts was the result of determinations made of the level of reserves required during the 2001 and 2000 periods, respectively. These determinations were the result of the Partnership's ongoing analysis of delinquency trends, loss experience and an assessment of overall credit risk. The increase in general and administrative expenses resulted primarily from an increase in professional fees in 2001.

     Net income for the three months ended March 31, 2001 and 2000 was $158,747 and $363,836, respectively. The net income per weighted average limited partnership unit was $.26 and $.59 for 2001 and 2000, respectively.

Liquidity and Capital Resources

     The Partnership's primary sources of funds for the three months ended March 31, 2001 and 2000 were net cash provided by operations of $2,783,561 and $3,127,698, respectively, and the proceeds from sales of equipment of $75,157 and $292,398, respectively. These funds were used to fund cash distributions and debt repayments.

     Cash distributions to limited partners for the three months ended March 31, 2001 and 2000 totaled $374,848 and $759,842, respectively.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

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

     As of March 31, 2001, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on liquidity. As cash is realized from operations and sales of equipment, the Partnership will distribute substantially all available cash, after retaining sufficient cash to meet its reserve requirements and recurring obligations.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

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

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

     No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 2001.

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

                                ICON Cash Flow Partners, L.P., Series E
                                File No. 33-44413 (Registrant)
                                By its General Partner,
                                ICON Capital Corp.




   May 11, 2001                 /s/ Thomas W. Martin
--------------------            ------------------------------------------------
        Date                    Thomas W. Martin
                                Executive Vice President
                                (Principal financial and accounting officer of
                                the General Partner of the Registrant)