Form 10-Q
period 2001-06-30
ICON CASH FLOW PARTNERS L P SERIES E
filed 2001-08-10
CIK 881788

.
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                        June 30, 2001
                     -----------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission File Number                      0-27912
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

                           Consolidated Balance Sheets

                                   (unaudited)

                                                       June 30,    December 31,
                                                         2001         2000
                                                         ----         ----

       Assets

Cash ...........................................   $    667,885    $  1,030,751
                                                   ------------    ------------

Investment in finance leases
   Minimum rents receivable ....................     10,618,292      13,688,669
   Estimated unguaranteed residual values ......      4,732,426       7,904,259
   Unearned income .............................     (1,556,625)     (2,077,737)
   Allowance for doubtful accounts .............     (1,508,512)     (1,287,212)
                                                   ------------    ------------
                                                     12,285,581      18,227,979

Investment in financings
   Receivables due in installments .............     11,265,839      11,907,064
   Unearned income .............................       (997,078)     (1,176,563)
   Allowance for doubtful accounts .............     (1,292,886)     (1,235,231)
                                                   ------------    ------------
                                                      8,975,875       9,495,270

Investment in operating leases
   Equipment, at cost ..........................     21,554,841      20,707,984
   Accumulated depreciation ....................     (4,920,000)     (4,584,394)
                                                   ------------    ------------
                                                     16,634,841      16,123,590

Investments in unconsolidated joint ventures ...        216,168         483,555
                                                   ------------    ------------

Other assets ...................................        431,362         793,601
                                                   ------------    ------------

Total assets ...................................   $ 39,211,712    $ 46,154,746
                                                   ============    ============





                                                       (continued on next page)

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)

                                   (unaudited)

                                                                June 30,    December 31,
                                                                 2001          2000
                                                                 ----          ----

       Liabilities and Partners' Equity

Notes payable - securitized debt ........................   $ 10,289,497    $ 14,318,259
Notes payable - non-recourse ............................     16,027,333      17,798,581
Security deposits, deferred credits and other payables ..      1,795,578       2,022,692
Minority interests in consolidated joint ventures .......        560,604         635,659
                                                            ------------    ------------
                                                              28,673,012      34,775,191

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner ......................................       (414,473)       (406,065)
   Limited partners (607,856 units outstanding,
     $100 per unit original issue price in 2001 and 2000,
     respectively) ......................................     10,953,173      11,785,620
                                                            ------------    ------------

Total partners' equity ..................................     10,538,700      11,379,555
                                                            ------------    ------------

Total liabilities and partners' equity ..................   $ 39,211,712    $ 46,154,746
                                                            ============    ============















See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                                   (unaudited)

                                                        For the Three Months           For the Six Months
                                                           Ended June 30,                Ended June 30,
                                                         2001           2000          2001           2000
                                                         ----           ----          ----           ----

Revenues
Finance income ...................................   $   726,227    $   931,831   $ 1,518,504    $ 1,952,725
Rental income ....................................       639,001        615,000     1,254,001      1,230,000
   Gain on sales of equipment ....................        27,039         83,282        55,629        214,645
Interest income and other ........................        30,584         64,504        62,912         95,038
   (Loss) income from investments in
     unconsolidated joint ventures ...............      (254,645)        34,966      (267,387)        65,958
                                                     -----------    -----------   -----------    -----------

   Total revenues ................................     1,168,206      1,729,583     2,623,659      3,558,366
                                                     -----------    -----------   -----------    -----------

Expenses
   Interest ......................................       608,442        760,918     1,269,202      1,559,739
   General and administrative ....................       194,693        206,088       368,732        367,983
   Depreciation ..................................       188,803        146,802       335,606        293,605
   Provision for bad debts .......................       150,000           --         275,000           --
   Management fees-General Partner ...............       148,788        216,173       285,372        392,405
   Administrative expense reimbursements
     General Partner .............................        86,365        114,476       169,588        232,439
   Amortization of initial direct costs ..........          --           10,735          --           16,127
   Minority interest (income) expense in
     consolidated joint ventures .................       (45,352)        62,560       (75,055)       120,401
                                                     -----------    -----------   -----------     ----------

   Total expenses ................................     1,331,739      1,517,752     2,628,445      2,982,699
                                                     -----------    -----------   -----------    -----------

Net (loss) income ................................   $  (163,533)   $   211,831   $    (4,786)   $   575,667
                                                     ===========    ===========   ===========    ===========

Net (loss) income allocable to:
   Limited partners ..............................   $   (161,898)  $   209,713        (4,738)      569,910
   General Partner ...............................         (1,635)        2,118           (48)        5,757
                                                      -----------   -----------   -----------    ----------

                                                     $   (163,533)  $   211,831   $    (4,786)   $  575,667
                                                     ============   ===========   ===========    ==========

Weighted average number of limited
   partnership units outstanding .................        607,856       607,856       607,856       607,856
                                                     ============   ===========   ===========    ==========

Net (loss) income per weighted average
   limited partnership unit ......................   $       (.27)  $       .35   $      (.01)   $      .94
                                                     ===========    ===========   ===========    ==========

See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                    For the Six Months Ended June 30, and the
                          Year Ended December 31, 2000

                                   (unaudited)

                           Limited Partner Distributions

                              Return of   Investment           Limited       General
                               Capital      Income             Partners      Partner        Total
                               -------      ------             --------      -------        -----
                            (Per weighted average unit)

Balance at
   December 31, 1999                                         $15,065,327    $(372,938)   $14,692,389

Cash distribution
   to partners                 $5.39       $  .65             (3,672,173)     (37,091)    (3,709,264)

Net income                                                       392,466        3,964        396,430
                                                             -----------    ---------    -----------

Balance at
   December 31, 2000                                          11,785,620     (406,065)    11,379,555

Cash distribution
   to partners                 $1.37       $ (.01)              (827,709)      (8,360)      (836,069)

Net loss                                                          (4,738)         (48)        (4,786)
                                                             -----------    ---------    -----------

Balance at
   June 30, 2001                                             $10,953,173    $(414,473)   $10,538,700
                                                             ===========    =========    ===========






See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                        For the Six Months Ended June 30,

                                   (unaudited)

                                                                           2001            2000
                                                                           ----            ----

Cash flows provided by operating activities:
   Net (loss) income                                                    $    (4,786)   $   575,667
                                                                        -----------    -----------
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation                                                           335,606        293,605
     Rental income - paid directly to lenders by lessees                 (1,230,000)    (1,230,000)
     Provision for bad debts                                                275,000           --
     Amortization of initial direct costs                                      --           16,127
     Finance income portion of receivables paid directly
      to lenders by lessees                                                (261,425)      (511,492)
     Gain on sales of equipment                                             (55,629)      (214,645)
     Minority interest (income) expense in consolidated joint venture       (75,055)       120,401
     Interest expense on non-recourse financing paid
      directly by lessees                                                   888,489        909,235
     Loss (income) from investments in unconsolidated joint ventures        267,387        (65,958)
     Changes in operating assets and liabilities:
      Collection of principal - non-financed receivables                  3,721,434      7,585,402
      Security deposits, deferred credits and other payables               (227,114)     1,393,680
      Other assets                                                          362,239       (270,128)
      Other                                                                 156,232        101,285
                                                                        -----------    -----------

        Total adjustments                                                 4,157,164      8,127,512
                                                                        -----------    -----------

     Net cash provided by operating activities                            4,152,378      8,703,179
                                                                        -----------    -----------

Cash flows from investing activities:
   Proceeds from sales of equipment                                         349,587        576,997
   Distributions received from unconsolidated joint ventures                   --          140,629
                                                                        -----------    -----------

     Net cash provided by investing activities                              349,587        717,626
                                                                        -----------    -----------




                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

                        For the Six Months Ended June 30,

                                   (unaudited)

                                                    2001           2000
                                                    ----           ----

Cash flows from financing activities:
   Proceeds from non-recourse debt                     --        11,943,528
   Principal payments on non-recourse debt             --       (12,673,843)
   Principal payments on securitized debt        (4,028,762)     (5,608,941)
   Cash distributions to partners                  (836,069)     (1,535,634)
                                               ------------    ------------

     Net cash (used in) financing activities     (4,864,831)     (7,874,890)
                                               ------------    ------------

Net increase (decrease) in cash                    (362,866)      1,545,915

Cash at beginning of period                       1,030,751       2,073,759
                                               ------------    ------------

Cash at end of period                          $    667,885    $  3,619,674
                                               ============    ============
























See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

Supplemental Disclosures of Cash Flow Information

   During the six months ended June 30, 2001 and 2000, non-cash activities included the following:

                                                           2001           2000
                                                           ----           ----
Principal and interest on direct finance receivables
   paid directly to lenders by lessees                 $ 1,429,737    $ 2,673,654
Rental income on operating lease
   paid directly to lender by lessees                    1,230,000      1,230,000
Principal and interest on non-recourse
   debt paid directly by lessees                        (2,659,737)    (3,903,654)
                                                       -----------    -----------

                                                       $      --      $      --
                                                       ===========    ===========

     Interest expense of $1,269,202 and $1,559,739 for the six months ended June 30, 2001 and 2000 consisted of interest expense on non-recourse financing accrued or paid directly to lenders by lessees of $888,489 and $909,235, respectively, and interest expense on securitized debt of $380,713 and $650,504, respectively.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

              Notes to Unaudited Consolidated Financial Statements

                                  June 30, 2001

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

3.   Related Party Transactions

     Fees paid or accrued by the Partnership to the General Partner or its affiliates for the six months ended June 30, 2001 and 2000 are as follows:

                              2001          2000
                              ----          ----

Management fees             $285,372      $392,405       Charged to operations
Administrative expense
  reimbursements             169,588       232,439       Charged to operations
                            --------      --------

Total                       $454,960      $624,844
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

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

        Notes to Unaudited Consolidated Financial Statements - Continued

     Information  as  to  the  unaudited   financial  position  and  results  of
operations of ICON Cash Flow LLC II at June 30, 2001 and 2000 are summarized below:

                                      June 30, 2001         June 30, 2000
                                      -------------         -------------

Assets                                $  17,403,153         $  15,351,943
                                      =============         =============

Liabilities                           $  10,494,238         $   8,770,175
                                      =============         =============

Equity                                $   6,908,915         $   6,581,768
                                      =============         =============

Partnership's share of equity         $      69,089         $      65,818
                                      =============         =============

                                    Six Months Ended      Six Months Ended
                                      June 30, 2001         June 30, 2000
                                      -------------         -------------

Net income                            $     269,111         $     519,363
                                      =============         =============

Partnership's share of net income     $       2,691         $       5,194
                                      =============         =============

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

     Information  as  to  the  unaudited   financial  position  and  results  of
operations of ICON Cash Flow LLC III at June 30, 2001 and 2000 are summarized below:

                                      June 30, 2001         June 30, 2000
                                      -------------         -------------

Assets                                $   7,238,337         $   8,740,415
                                      =============         =============

Liabilities                           $   2,631,391         $   4,692,315
                                      =============         =============

Equity                                $   4,606,946         $   4,098,100
                                      =============         =============

Partnership's share of equity         $      46,069         $      40,981
                                      =============         =============

                                     Six Months Ended      Six Months Ended
                                      June 30, 2001         June 30, 2000
                                      -------------         -------------

Net income                            $     249,299         $     248,400
                                      =============         =============

Partnership's share of net income     $       2,493         $       2,484
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

     Information  as  to  the  unaudited   financial  position  and  results  of
operations of 1997-A at June 30, 2001 and 2000 are summarized below:

                                       June 30, 2001         June 30, 2000
                                       -------------         -------------

Assets                                 $   5,196,836         $  13,201,639
                                       =============         =============

Liabilities                            $   4,872,966         $  10,160,355
                                       =============         =============

Equity                                 $     323,870         $   3,041,284
                                       =============         =============

Partnership's share of equity          $     101,010         $     638,324
                                       =============         =============

                                      Six Months Ended      Six Months Ended
                                       June 30, 2001         June 30, 2000
                                       -------------         -------------

Net loss                               $  (1,868,675)        $     186,847
                                       =============         =============

Partnership's share of net loss        $    (272,571)        $      58,280
                                       =============         =============

     1997-A recorded provision for bad debt of $1,825,000 during the six month period ended June 30, 2001.

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

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

        Notes to Unaudited Consolidated Financial Statements - Continued

6.   Investment in Operating Leases

     In the second quarter of 2001, the original lease term of power generator equipment accounted for as a direct finance lease expired. The residual value at the expiration of the original lease term was $846,857. This lease was renewed for a twelve month period. This renewal lease is now accounted for as an operating lease.

7.   Investment in Financings

     In 2001, the original lease term of a production facility accounted for as a direct finance lease expired. The residual value at the end of the original lease term was $1,810,085. The underlying equipment was financed under a five-year note agreement. The note received as a result of the financing is included in investment in financings. There was no gain or loss recognized when the underlying equipment residual value was financed under the note agreement.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                  June 30, 2001

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership's portfolio consisted of a net investment in finance leases, financings, operating leases, and investments in unconsolidated joint ventures representing 37%, 19%, 44%, 0% of total investments at June 30, 2001, respectively, and 46%, 22%, 31% and 1% of total investments at June 30, 2000, respectively.

Results of Operations

Three Months Ended June 30, 2001 and 2000

     Revenues for the three months ended June 30, 2001 were $1,168,206 representing a decrease of $561,377 from 2000. The decrease in revenues resulted primarily from a loss from investments in joint ventures of $254,645 versus income from investment in joint ventures of $34,966 in 2000 and decreases in finance income of $205,604 and gain on sales of equipment of $56,243. These decreases were partially offset by a $24,001 increase in rental income. The decrease in income from investment in joint ventures resulted primarily from a provision for bad debts of $1,700,000 recorded by 1997-A in the 2001 period. The decrease in finance income was primarily due to a decrease in the average size of the finance lease portfolio from 2000 to 2001, and due to a finance lease which was renewed in 2001 and which is now classified as an operating lease during its renewal term. The decrease in gain on sales of equipment resulted from a decrease in the amount of equipment sold where the proceeds received were in excess of the remaining carrying value. The increase in rental income was due to a finance lease which was renewed in 2001 and which is now classified as an operating lease. As a result, rentals received relating to this lease are now reported as rental income. Prior to this reclassification, such rentals were included as collection of finance lease receivables with the finance portion included in the finance income.

     Expenses for the three months ended June 30, 2001 were $1,331,739 representing a decrease of $186,013 from 2000. The decline was due primarily to a decrease in interest expense of $152,476, minority interest income of $45,352 in 2001 versus minority interest expense of $62,560 in 2000, management fees of $67,385, general and administrative expenses of $11,395 and administrative expense reimbursements of $28,111. These decreases were partially offset by an increase in provision for bad debts of $150,000 and an increase in depreciation of $42,001. The decrease in interest expense resulted from a decrease in average debt outstanding from 2000 to 2001. Minority interest income resulted from an overall loss in the Partnership's two consolidated joint ventures in 2001 versus income recognized in the joint ventures in 2000. The decrease in management fees and administrative expense reimbursements resulted from a decrease in the average size of the finance lease portfolio. The increase in provision for bad debts was the result of determinations made of the level of reserves required during the 2001 and 2000 periods, respectively. These determinations were the result of the Partnership's ongoing analysis of delinquency trends, loss experience and an assessment of overall credit risk. The increase in depreciation was due to a higher average level of operating lease investments during the 2001 period.

     Net (loss) income for the three months ended June 30, 2001 and 2000 was ($163,353) and $211,831, respectively. The net (loss) income per weighted average limited partnership unit was ($.27) and $.35 for 2001 and 2000, respectively.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

Six Months Ended June 30, 2001 and 2000

     Revenues for the six months ended June 30, 2001 were $2,623,659 representing a decrease of $934,707 from 2000. The decrease in revenues resulted principally from a decrease in finance income of $434,221, a loss from investments in joint ventures of $267,387 versus income from investment in joint ventures of $65,958 in 2000 and a decrease in gain on sales of equipment of $159,016. These decreases were partially offset by a $24,001 increase in rental income. The decrease in finance income was primarily due to a decrease in the average size of the finance lease portfolio from 2000 to 2001and due to a finance lease which was renewed in 2001 and is now classified as an operating lease during it's renewal term. The loss from investment in joint venture resulted primarily from a provision for bad debts of $1,825,000 recorded by 1997-A in 2001. The decrease in gain on sales of equipment resulted from a decrease in the amount of equipment sold where the proceeds received were in excess of the remaining carrying value. The increase in rental income was due to a finance lease which was renewed in 2001 and which is now classified as an operating lease. As a result, rentals received relating to this lease are now reported as rental income. Prior to the reclassification, such rentals were included as collections of finance lease receivables with the finance portion included in finance income.

     Expenses for the six months ended June 30, 2001 were $2,628,445 representing a decrease of $354,254 from 2000. The decline was due principally to a decrease in interest expense of $290,537, a decrease in management fees of $107,033, minority interest income of $75,055 in 2001 versus minority interest expense of $120,401 in 2000, and a decrease in administrative expense reimbursements of $62,851. These decreases were partially offset by an increase in provision for bad debts of $275,000 and an increase in depreciation of $42,001. The decrease in interest expense resulted from a decrease in average debt outstanding from 2000 to 2001. Minority interest income resulted from an overall loss in the Partnership's two consolidated joint ventures in 2001 versus income recognized in the joint ventures in 2000. The decrease in management fees and administrative expense reimbursements resulted from a decrease in the average size of the finance lease portfolio. The increase in provision for bad debts was the result of determinations made of the level of reserves required during the 2001 and 2000 periods, respectively. These determinations were the result of the Partnership's ongoing analysis of delinquency trends, loss experience and an assessment of overall credit risk. The increase in depreciation was due to a higher level of operating lease investments during the 2001 period.

     Net (loss) income for the six months ended June 30, 2001 and 2000 was ($4,786) and $575,667, respectively. The net (loss) income per weighted average limited partnership unit was ($.01) and $.94 for 2001 and 2000, respectively.

Liquidity and Capital Resources

     The Partnership's primary sources of funds for the six months ended June 30, 2001 and 2000 were net cash provided by operations of $4,152,378 and $8,703,179, proceeds from sales of equipment of $349,587 and $576,997 and borrowings of $11,943,528 during 2000. These funds were used to fund cash distributions and debt repayments.

     Cash distributions to limited partners for the six months ended June 30, 2001 and 2000 totaled $827,709 and $1,520,286, respectively.

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

     As of June 30, 2001, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on liquidity. As cash is realized from operations and sales of equipment, the Partnership will distribute substantially all available cash, after retaining sufficient cash to meet its reserve requirements and recurring obligations.

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

No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 2001.

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

                                    ICON Cash Flow Partners, L.P., Series E
                                    File No. 33-44413 (Registrant)
                                    By its General Partner,
                                    ICON Capital Corp.




       August 10, 2001              /s/ Thomas W. Martin
------------------------------      --------------------------------------------
                 Date               Thomas W. Martin
                                    Executive Vice President
                                    (Principal financial and accounting officer
                                    of the General Partner of the Registrant)