Form 10-Q
period 2001-09-30
ICON CASH FLOW PARTNERS L P SERIES E
filed 2001-11-14
CIK 881788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                        September 30, 2001
                     -----------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934

For the transition period from                     to
                               -------------------    --------------------------

Commission File Number                      0-27912
                       ---------------------------------------------------------

                    ICON Cash Flow Partners, L.P., Series E
--------------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)


         Delaware                                        13-3635208
--------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer
incorporation or organization)             Identification Number)


                  100 Fifth Avenue, New York, New York  10011
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip code)


                                (212) 418 -4700
--------------------------------------------------------------------------------
             Registrant's telephone number, including area code



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

                           Consolidated Balance Sheets

                                   (unaudited)

                                              September 30,      December 31,
                                                  2001               2000
                                                  ----               ----

       Assets

Cash                                           $    902,181    $  1,030,751
                                               ------------    ------------

Investment in finance leases
   Minimum rents receivable                       7,036,602      13,688,669
   Estimated unguaranteed residual values         4,668,671       7,904,259
   Unearned income                               (1,087,590)     (2,077,737)
   Allowance for doubtful accounts               (1,786,664)     (1,287,212)
                                               ------------    ------------
                                                  8,831,019      18,227,979

Investment in financings
   Receivables due in installments               10,217,786      11,907,064
   Unearned income                                 (833,625)     (1,176,563)
   Allowance for doubtful accounts               (1,790,893)     (1,235,231)
                                               ------------    ------------
                                                  7,593,268       9,495,270

Investment in operating leases
   Equipment, at cost                            21,554,841      20,707,984
   Accumulated depreciation                      (5,192,807)     (4,584,394)
                                               ------------    ------------
                                                 16,362,034      16,123,590

Investments in unconsolidated joint ventures        209,908         483,555
                                               ------------    ------------

Other assets                                        436,647         793,601
                                               ------------    ------------

Total assets                                   $ 34,335,057    $ 46,154,746
                                               ============    ============





                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)

                                   (unaudited)

                                                             September 30,     December 31,
                                                                 2001              2000
                                                                 ----              ----

       Liabilities and Partners' Equity

Notes payable - securitized debt                            $  8,418,402    $ 14,318,259
Notes payable - non-recourse                                  15,437,764      17,798,581
Security deposits, deferred credits and other payables            36,228       2,022,692
Minority interests in consolidated joint ventures                372,049         635,659
                                                            ------------    ------------
                                                              24,264,443      34,775,191

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner                                              (419,154)       (406,065)
   Limited partners (607,856 units outstanding,
     $100 per unit original issue price in 2001 and 2000,
     respectively)                                            10,489,768      11,785,620
                                                            ------------    ------------

Total partners' equity                                        10,070,614      11,379,555
                                                            ------------    ------------

Total liabilities and partners' equity                      $ 34,335,057    $ 46,154,746
                                                            ============    ============
















See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                                   (unaudited)

                                                For the Three Months            For the Nine Months
                                                 Ended September 30,            Ended September 30,
                                                2001             2000          2001             2000
                                                ----             ----          ----             ----

Revenues
Finance income                              $     698,181  $     941,365   $   2,216,685  $   2,970,483
Rental income                                     687,002        615,000       1,941,003      1,845,000
   (Loss) gain on sales of equipment              (17,843)        94,851          37,786        233,104
Interest income and other                          12,911         39,326          75,823        134,364
   Loss from investments in
     unconsolidated joint ventures                 (6,260)      (162,042)       (273,647)       (96,084)
                                            -------------  --------------  -------------  --------------

   Total revenues                               1,373,991      1,528,500       3,997,650      5,086,867
                                            -------------  -------------   -------------  -------------

Expenses
   Interest                                       598,493        768,525       1,867,695      2,328,264
   General and administrative                     155,824        184,316         524,556        552,299
   Depreciation                                   272,807        146,803         608,413        440,408
   Provision for bad debts                        780,114          -           1,055,114          -
   Management fees-General Partner                122,993        211,511         408,365        603,916
   Administrative expense reimbursements
     General Partner                              100,401        130,927         269,989        363,366
   Amortization of initial direct costs           -                3,559            -             19,686
   Minority interest (income) expense in
     consolidated joint ventures                 (188,555)        49,983        (263,610)       170,384
                                            -------------- -------------   -------------  -------------

   Total expenses                               1,842,077      1,495,624       4,470,522      4,478,323
                                            -------------  -------------   -------------  -------------

Net (loss) income                           $    (468,086) $      32,876   $    (472,872) $     608,544
                                            =============  =============   =============  =============

Net (loss) income allocable to:
   Limited partners                         $    (463,405) $      32,547        (468,143)       602,458
   General Partner                                 (4,681)           329          (4,729)         6,086
                                            -------------  -------------   -------------  -------------

                                            $    (468,086) $      32,876   $    (472,872) $     608,544
                                            =============  =============   =============  =============
Weighted average number of limited
   partnership units outstanding                  607,856        607,856         607,856        607,856
                                            =============  =============   =============  =============

Net (loss) income per weighted average
   limited partnership unit                 $        (.76) $         .05   $        (.77) $         .99
                                            ============== =============   ============== =============

See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                 For the Nine Months Ended September 30, and the
                          Year Ended December 31, 2000

                                   (unaudited)

                           Limited Partner Distributions

                            Return of     Investment     Limited         General
                             Capital        Income      Partners         Partner          Total
                             -------        ------      --------         -------          -----
                          (Per weighted average unit)

Balance at
   December 31, 1999                                  $  15,065,327    $    (372,938)   $ 14,692,389

Cash distribution
   to partners             $    5.39     $     .65      (3,672,173)         (37,091)     (3,709,264)

Net income                                                 392,466            3,964         396,430
                                                      ------------    -------------    ------------

Balance at
   December 31, 2000                                    11,785,620         (406,065)     11,379,555

Cash distribution
   to partners             $    1.36     $       -        (827,709)          (8,360)       (836,069)

Net loss
                                                          (468,143)          (4,729)       (472,872)
                                                      ------------    -------------    ------------
Balance at
   September 30, 2001                                   10,489,768    $    (419,154)   $ 10,070,614
                                                      ============    =============    ============














See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                     For the Nine Months Ended September 30,

                                   (unaudited)

                                                                   2001               2000
                                                                  ----               ----

Cash flows provided by operating activities:
   Net (loss) income                                           $   (472,872)   $    608,544
                                                               ------------    ------------
Adjustments to reconcile net (loss) income to net
     cash provided by operating activities:
     Depreciation                                                   608,413         440,408
     Rental income - paid directly to lenders by lessees         (1,845,000)     (1,845,000)
     Provision for bad debts                                      1,055,114            --
     Amortization of initial direct costs                              --            19,686
   Finance income portion of receivables paid directly
      to lenders by lessees                                        (360,192)     (1,014,883)
     Gain on sales of equipment                                     (37,786)       (233,104)
      Minority interest (income) expense                           (263,610)        170,384
     Interest expense on non-recourse financing paid
      directly by lessees                                         1,291,520       1,332,413
     Loss from investments in unconsolidated joint ventures         273,647          96,084
     Changes in operating assets and liabilities:
      Collection of principal - non-financed receivables          7,463,243      12,417,697
      Security deposits, deferred credits and other payables     (1,986,464)         34,963
      Other assets                                                  356,954        (146,264)
      Other                                                          47,138         179,321
                                                               ------------    ------------

        Total adjustments                                         6,602,977      11,451,705
                                                               ------------    ------------

     Net cash provided by operating activities                    6,130,105      12,060,249
                                                               ------------    ------------

Cash flows from investing activities:
   Proceeds from sales of equipment                                 477,251       1,880,477
   Distributions received from unconsolidated joint ventures           --           140,629
                                                               ------------    ------------

     Net cash provided by investing activities                      477,251       2,021,106
                                                               ------------    ------------







                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

                     For the Nine Months Ended September 30,

                                   (unaudited)



                                                  2001            2000
                                                  ----            ----

Cash flows from financing activities:

   Proceeds from non-recourse debt                   --        11,943,528
   Principal payments on non-recourse debt           --       (13,800,738)
   Principal payments on securitized debt      (5,899,857)     (8,618,359)
   Cash distributions to partners                (836,069)     (3,479,961)
                                             ------------    ------------

     Net cash used in financing activities     (6,735,926)    (13,955,530)
                                             ------------    ------------

Net (decrease) increase in cash                  (128,570)        125,825

Cash at beginning of period                     1,030,751       2,073,759
                                             ------------    ------------

Cash at end of period                        $    902,181    $  2,199,584
                                             ============    ============

























See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)




Supplemental Disclosures of Cash Flow Information

   During the nine months ended September 30, 2001 and 2000, non-cash activities included the following:


                                                              2001            2000
                                                              ----            ----
Principal and interest on direct finance receivables

   paid directly to lenders by lessees                     $ 1,807,337     $  3,201,833
Rental income on operating lease
   paid directly to lender by lessees                        1,845,000        1,845,000
Principal and interest on non-recourse
   debt paid directly by lessees                            (3,652,337)      (5,046,833)
                                                           -----------     ------------

                                                           $    -          $   -
                                                           ===========     ============

Interest expense of $1,867,695 and $2,328,264 for the nine months ended September 30, 2001 and 2000 consisted of interest expense on non-recourse financing accrued or paid directly to lenders by lessees of $1,291,520 and $1,332,413, respectively, and interest expense on securitized debt of $576,175 and $995,851, respectively.

                                                              2001          2000
                                                              ----          ----

Transfer of finance lease residual to operating leases    $   846,857      $   -
                                                          ===========      ==========

Transfer of finance lease residual to investment in       $ 1,810,085      $   -
  financings                                              ===========      ==========


                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

              Notes to Unaudited Consolidated Financial Statements

                               September 30, 2001

1.  Basis of Presentation

     The consolidated financial statements of ICON Cash Flow Partners, L.P., Series E (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 2000 Annual Report on Form 10-K.

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

3.   Related Party Transactions

     Fees paid or accrued by the Partnership to the General Partner or its affiliates for the nine months ended September 30, 2001 and 2000 are as follows:


                                        2001                2000
                                        ----                ----


     Management fees              $      408,365      $     603,916  Charged to operations
     Administrative expense
       reimbursements                    269,989            363,366  Charged to operations
                                  --------------      -------------

     Total                        $      678,354      $     967,282
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

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

        Notes to Unaudited Consolidated Financial Statements - Continued




     Information as to the unaudited financial position and results of operations of ICON Cash Flow LLC II at September 30, 2001 and 2000 are summarized below:


                                              September 30, 2001    September 30, 2000

       Assets                                  $17,246,854            $ 17,789,760
                                               ===========            ============

       Liabilities                             $  10,236,680          $ 11,271,877
                                               =============          ============

       Equity                                  $   7,010,174          $  6,517,883
                                               =============          ============

       Partnership's share of equity           $      70,102          $     65,179
                                               =============          ============


                                              Nine Months Ended       Nine Months Ended
                                             September 30, 2001       September 30, 2000
                                             ------------------       ------------------

       Net income                              $     369,352         $     611,779
                                               =============         =============

       Partnership's share of net income       $       3,704         $       6,117
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

     Information as to the unaudited financial position and results of operations of ICON Cash Flow LLC III at September 30, 2001 and 2000 are summarized below:

                                              September 30, 2001       September 30, 2000
                                              ------------------       ------------------

    Assets                                      $   7,336,206           $  7,809,573
                                                =============           ============

    Liabilities                                 $   2,613,906           $  3,577,323
                                                =============           ============

    Equity                                      $   4,722,300           $ 4,232,250
                                                =============           ===========

    Partnership's share of equity               $      47,307           $    42,321
                                                =============           =============


                                               Nine Months Ended         Nine Months Ended
                                              September 30, 2001        September 30, 2000
                                              ------------------        ------------------

   Net income                                  $     373,100           $   386,805
                                                =============           ===========

   Partnership's share of net income           $       3,731           $     3,865
                                                =============           ===========


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

     Information  as  to  the  unaudited   financial  position  and  results  of
operations of 1997-A at September 30, 2001 and 2000 are summarized below:

                                                  September 30, 2001      September 30, 2000
                                                 -------------------     ------------------

       Assets                                      $   2,317,470             $10,906,111
                                                   =============             ===========

       Liabilities                                 $   2,020,887            $  8,391,992
                                                   =============            ============

       Equity                                      $     296,583            $  2,514,119
                                                   =============            ============

       Partnership's share of equity               $      92,499           $     473,979
                                                   =============           =============

                                                  Nine Months Ended        Nine Months Ended
                                                  September 30, 2001       September 30, 2000
                                                 ------------------        ------------------

     Net loss                                     $  (1,895,962)           $    (340,318)
                                                  =============            =============

     Partnership's share of net loss              $    (281,082)           $    (106,066)
                                                  =============            =============

     Distributions                                $         -              $     450,866
                                                  =============            =============

     Partnership's share of distributions         $        -               $     140,629
                                                  =============            =============



     1997-A recorded provision for bad debt of $1,825,000 during the nine month period ended September 30, 2001 and $500,000 for the nine month period ended September 30, 2000.






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

7.       Investment in Financings

     In the second quarter 2001, the original lease term of a production facility accounted for as a direct finance lease expired. The residual value at the end of the original lease term was $1,810,085. The underlying equipment was sold and financed under a five-year note agreement. The note received as a result of the financing is included in investment in financing. There was no gain or loss recognized when the underlying equipment residual value was financed under the note agreement.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                               September 30, 2001


Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

The Partnership's portfolio consisted of a net investment in finance leases, financings, operating leases, and investments in unconsolidated joint ventures representing 27%, 23%, 49% and 1% of total investments at September 30, 2001, respectively, and 46%, 21%, 32% and 1% of total investments at September 30, 2000, respectively.

Results of Operations

Three Months Ended September 30, 2001 and 2000

     Revenues for the three months ended September 30, 2001 were $1,373,991 representing a decrease of $154,509 from 2000. The decrease in revenues resulted primarily from decreases in finance income of $243,184 and gain on sales of equipment $112,694. These decreases were partially offset by a $72,002 increase in rental income and a decrease in loss from investments in joint ventures of $155,782. The decrease in finance income was primarily due to a decrease in the average size of the finance lease portfolio from 2000 to 2001, and due to a finance lease which was renewed in 2001 and which is now classified as an operating lease during its renewal term. The decrease in gain on sales of equipment resulted from a decrease in the amount of equipment sold where the proceeds received were in excess of the remaining carrying value. The increase in rental income was due to a finance lease which was renewed in 2001 and which is now classified as an operating lease. As a result, rentals received relating to this lease are now reported as rental income. Prior to this reclassification, such rentals were included as collection of finance lease receivables with the finance portion included in the finance income. The decrease in loss from investment in joint ventures resulted primarily from a $500,000 provision for bad debts recorded by 1997-A in the third quarter of 2000.

     Expenses for the three months ended September 30, 2001 were $1,842,007 representing an increase of $346,453 from 2000. The increase was primarily due to a provision for bad debts of $780,114 and an increase in depreciation of $126,004. These increases were partially offset by decreases in interest expense of $170,032, management fees of $88,518, and administrative expense reimbursements of $30,526. The increase in provision for bad debts was the result of determinations made of the level of reserves required during 2001 period by 1997-B during the current quarter. These determinations were the result of the Partnership's ongoing analysis of delinquency trends, loss experience and an assessment of overall credit risk. The increase in depreciation was due to a higher average level of operating lease investments during the 2001 period. The decrease in interest expense resulted from a decrease in average debt outstanding from 2000 to 2001. The decrease in management fees and administrative expense reimbursements resulted from a decrease in the average size of the finance lease portfolio.

     Net (loss) income for the three months ended September 30, 2001 and 2000 was $(468,086) and $32,876, respectively. The net (loss) income per weighted average limited partnership unit outstanding was ($.76) and $.05 for 2001 and 2000, respectively.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)



Nine Months Ended September 30, 2001 and 2000

     Revenues  for the nine months  ended  September  30,  2001 were  $3,997,650 representing a decrease of $1,089,217 from 2000. The decrease in revenues resulted principally from a decrease in finance income of $753,798, a loss from investments in joint ventures of $273,647 versus a loss of $96,084 in 2000 and a decrease in gain on sales of equipment of $195,318. These decreases were partially offset by a $96,003 increase in rental income. The decrease in finance income was primarily due to a decrease in the average size of the finance lease portfolio from 2000 to 2001 and due to the reclassification of two finance leases, one of which was renewed in 2001 and now classified as an operating lease and one of which was sold for a note receivable and is now accounted for as a financing. The increase in loss from investment in joint venture resulted primarily from provisions for bad debts of $1,825,000 recorded by 1997-A in 2001versus $500,000 recorded in 2000. The decrease in gain on sales of equipment resulted from a decrease in the amount of equipment sold where the proceeds received were in excess of the remaining carrying value. The increase in rental income was due to a finance lease which was renewed in 2001 and which is now classified as an operating lease. As a result, rentals received relating to this lease are now reported as rental income. Prior to the reclassification, such rentals were included as collections of finance lease receivables with the finance portion included in finance income.

     Expenses for the nine months ended September 30, 2001 were $4,470,522 representing a decrease of $7,801 from 2000. The decrease was due primarily to a reduction in interest expense of $460,569, a decrease in management fees of $195,551, minority interest income of $263,610 in 2001 versus minority interest expense of $170,384 in 2000, and a decrease in administrative expense reimbursements of $93,377. These decreases were partially offset by an increase in provision for bad debts of $1,055,114, and an increase in depreciation of $168,005. The decrease in interest expense resulted from a decrease in average debt outstanding from 2000 to 2001. Minority interest income resulted from an overall loss in the Partnership's two consolidated joint ventures in 2001 versus income recognized in the joint ventures in 2000. The decrease in management fees and administrative expense reimbursements resulted from a decrease in the average size of the finance lease portfolio. The increase in provision for bad debts was the result of determinations made of the level of reserves required during 2001 by 1997-B. The consolidated joint venture 1997-B recorded a provision for bad debts of $1,055,114 in 2001. These determinations were the result of the Partnership's ongoing analysis of delinquency trends, loss experience and an assessment of overall credit risk. The increase in depreciation was due to a higher level of operating lease investments during the 2001 period.

     Net (loss) income for the nine months ended September 30, 2001 and 2000 was ($472,872) and $608,544, respectively. The net (loss) income per weighted average limited partnership unit outstanding was ($.77) and $.99 for 2001 and 2000, respectively.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)



Liquidity and Capital Resources

     The Partnership's primary sources of funds for the nine months ended September 30, 2001 and 2000 were net cash provided by operations of $6,130,105 and $12,060,249, proceeds from sales of equipment of $477,251 and $1,880,477 and borrowings of $11,943,528 during 2000. These funds were used to fund cash distributions and debt repayments.

     Cash distributions to limited partners for the nine months ended September 30, 2001 and 2000 totaled $827,709 and $3,445,172 respectively.

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

     The Partnership is monitoring closely the impact of a slowing economy and the terrorist attacks of September 11, 2001 on its lessees in certain industries, including the airline industry. However, as of September 30, 2001, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on liquidity. As cash is realized from operations and sales of equipment, the Partnership will distribute substantially all available cash, after retaining sufficient cash to meet its reserve requirements and recurring obligations.


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

No reports on Form 8-K were filed by the Partnership during the quarter ended September 30, 2001.

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




       November 13, 2001            /s/ Thomas W. Martin
------------------------------      --------------------------------------------
                 Date               Thomas W. Martin
                                    Executive Vice President
                                   (Principal financial and accounting officer
                                    of the General Partner of the Registrant)