Form 10-K
period 2001-12-31
ICON CASH FLOW PARTNERS L P SERIES E
filed 2002-04-16
CIK 881788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] Annual Report  Pursuant to Section 13 or 15(d) of the Securities  Exchange
      Act of 1934

      [Fee Required]

For the fiscal year ended                      December 31, 2001
                          ------------------------------------------------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    [Fee Required]

For the transition period from                           to
                               -------------------------    --------------------

Commission File Number                          33-44413
                       ---------------------------------------------------------

                     ICON Cash Flow Partners, L.P., Series E
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                          13-3635208
--------------------------------------         ---------------------------------
   (State or other jurisdict                             (I.R.S. Employer
    incorporation or organization)                     Identification Number)

             100 Fifth Avenue, 10th Floor, New York, New York 10011
--------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code         (212) 418-4700
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

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 2001

                                TABLE OF CONTENTS

Item                                                                     Page

PART I

1.   Business                                                             3-4

2.   Properties                                                             4

3.   Legal Proceedings                                                      4

4.   Submission of Matters to a Vote of Security Holders                    4

PART II

5.   Market for the Registrant's Securities and Related
     Security Holder Matters                                                4

6.   Selected Consolidated Financial and Operating Data                     5

7.   General Partner's Discussion and Analysis of Financial
     Condition and Results of Operations                                  6-9

8.   Consolidated Financial Statements and Supplementary Data           10-29

9.   Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                                   30

PART III

10.  Directors and Executive Officers of the
     Registrant's General Partner                                       30-31

11.  Executive Compensation                                                31


12.  Security Ownership of Certain Beneficial Owners and Management        31


13.  Certain Relationships and Related Transactions                        32

PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K    32-42

SIGNATURES                                                                 43

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 2001

PART I

Item 1.  Business

General Development of Business

     ICON Cash Flow Partners, L.P., Series E (the "Partnership") was formed in November 1991 as a Delaware limited partnership. The Partnership commenced business operations on its initial closing date, July 6, 1992, with the admission of 13,574.17 limited partnership units. Between July 7, 1992 and to July 31, 1993 (the final closing date), 596,837.34 additional units were admitted bringing the total admissions to 610,411.51 units totaling $61,041,151 in capital contributions. From 1994 through 2001, the Partnership redeemed 2,556 limited partnership units leaving 607,855.51 limited partnership units outstanding at December 31, 2001. The sole general partner is ICON Capital Corp. (the "General Partner").

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

Segment Information


     The Partnership has only one operating segment: the business of managing equipment subject to leases with companies that the Partnership believes to be creditworthy.


Narrative Description of Business

     The Partnership is an equipment leasing income fund. The principal investment objective of the Partnership is to obtain the maximum economic return from its investments for the benefit of its limited partners. To achieve this objective, the Partnership has: (1) acquired a diversified portfolio of leases and financing transactions; (2) made monthly cash distributions to its limited partners commencing with each limited partner's admission to the Partnership,
(3) re-invested substantially all undistributed cash from operations and cash from sales of equipment and financing transactions during the reinvestment period; and (4) begun to sell the Partnership's investments and distribute the cash from sales of such investments to its limited partners.

     The equipment leasing industry is highly competitive. When seeking its leasing transactions for acquisition the Partnership competed with leasing companies, manufacturers that lease their products directly, equipment brokers and dealers and financial institutions, including commercial banks and insurance companies. Many competitors are larger than the Partnership and have greater financial resources.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 2001

     The Partnership has no direct employees. The General Partner has full and exclusive discretion in management and control of the Partnership.

Lease and Financing Transactions

     For the years ended December 31, 2001 and 2000, the Partnership did not finance or purchase any new equipment.

     The lease of an aircraft to Aerovias de Mexico, S.A. de C.V. ("Aeromexico") represents more than 10% of the Partnership's revenue for the year ended December 31, 2001. The carrying value of the Aeromexico aircraft represented approximately 46.6% of the Partnership's assets at December 31, 2001.

Item 2.  Properties

     The Partnership neither owns nor leases office space or equipment for the purpose of managing its day-to-day affairs.

Item 3.  Legal Proceedings

     The Partnership is not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 2001.

PART II

Item 5.  Market for the  Registrant's  Securities  and Related  Security  Holder
         Matters

     The Partnership's limited partnership interests are not publicly traded nor is there currently a market for the Partnership's limited partnership interests. It is unlikely that any such market will develop.

                                          Number of Equity Security Holders
           Title of Class                        as of December 31,
           --------------                 ---------------------------------
                                           2001                      2000
                                           ----                      ----

           Limited partners                3,736                    3,736
           General Partner                     1                        1

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 2001

Item 6.  Selected Consolidated Financial and Operating Data

                                                     Years Ended December 31,
                                 -------------------------------------------------------------

                                     2001         2000        1999        1998        1997
                                     ----         ----        ----        ----        ----

Total revenues                   $ 5,387,932  $6,532,679  $10,203,685  $10,087,667  $7,611,293
                                 ===========  ==========  ===========  ===========  ==========

Net (loss) income                $(1,395,324) $  396,430  $ 2,242,510  $ 1,047,706  $2,368,585
                                 ===========  ==========  ===========  ===========  ==========

Net (loss) income allocable
  to limited partners            $(1,381,371) $  392,466  $ 2,220,085  $ 1,037,229  $2,344,899
                                 ===========  ==========  ===========  ===========  ==========

Net (loss) income allocable
  to the General Partner         $   (13,953) $    3,964  $    22,425  $    10,477  $   23,686
                                 ===========  ==========  ===========  ===========  ==========

Weighted average
  limited partnership
  units outstanding                  607,856     607,856      607,856      608,273     609,211
                                 ===========  ==========  ===========  ===========  ==========

Net (loss) income per
  weighted average limited
  partnership unit               $    (2.27)  $      .65  $     3.65   $      1.71  $    3.85
                                 ==========   ==========  ==========   ===========  =========

Distributions to
  limited partners               $ 1,356,383  $3,672,173  $ 4,381,933  $ 7,755,553  $7,768,316
                                 ===========  ==========  ===========  ===========  ==========

Distributions to the
  General Partner                $    13,564  $   37,091  $    44,258  $    78,338  $   78,468
                                 ===========  ==========  ===========  ===========  ==========


                                                       Years Ended December 31,
                                 -------------------------------------------------------------------

                                    2001          2000         1999           1998          1997
                                    ----          ----         ----           ----          ----


Total assets                    $32,783,624   $46,154,746   $64,830,618   $86,918,230   $66,917,017
                                ===========   ===========   ===========   ===========   ===========

Partners' equity                $ 8,614,284   $11,379,555   $14,692,389   $16,876,070   $23,689,694
                                ===========   ===========   ===========   ===========   ===========

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 2001

Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership's portfolio consisted of a net investment in finance leases, financings, operating leases and equity investments in joint ventures representing 31%, 17%, 51% and 1% of total investments at December 31, 2001, respectively, and 41%, 22%, 36% and 1% of total investments at December 31, 2000, respectively. The Partnership did not finance or purchase any new equipment in 2001 or 2000.

Significant Accounting Policies

     Basis of Accounting and Presentation - The Partnership's records are maintained on the accrual basis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts and unguaranteed residual values. Management believes that the estimates and assumptions utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from those estimates. In addition, management is required to disclose contingent assets and contingent liabilities.

     Leases - The Partnership accounts for owned equipment leased to third parties as finance leases or operating leases, as appropriate. For finance leases, the Partnership records, at the inception of the lease, the total minimum lease payments receivable, the estimated unguaranteed residual values, and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the terms of the related leases using the interest method. For operating leases, equipment is recorded at cost and is depreciated on the straight-line method over the lease terms to their estimated fair market values at lease terminations. Related lease rentals are recognized on the straight-line method over the lease terms. Billed and uncollected operating lease receivables are included in other assets.

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

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 2001

     The Partnership measures its impairment loss as the amount by which the carrying amount of the residual value exceeds the estimated proceeds to be received by the Partnership from release or resale of the equipment. Generally, third party appraisals, reviews of future cash flows and anticipated future cash flows and detailed market analyses are used as the basis for measuring whether an impairment loss should be recognized.


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


Results of Operations

Years Ended December 31, 2001 and 2000


     Revenues for the year ended December 31, 2001 were $5,387,932, representing a decrease of $1,144,747 from 2000. The decrease in revenues resulted primarily from a decrease in finance income of $924,152, a decrease in gain on sales of equipment of $185,469 and an increase in the loss from investments in unconsolidated joint ventures of $122,857, respectively. Finance income decreased due to the decrease in the average size of the finance lease portfolio. The decrease in gain on sales of equipment resulted from a decrease in the amount of equipment sold where the proceeds received were in excess of the Partnership's carrying value. The increase in the loss from investments in unconsolidated joint ventures in 2001 resulted primarily from a provision for bad debts of $1,825,000 being recorded in 2001 by an underlying joint venture, ICON Receivables 1997-A LLC, as compared with a provision for bad debts of $850,000 recorded by this venture in 2000.

     Expenses for the year ended December 31, 2001 were $6,783,256, representing an increase of $647,007 from 2000. The increase in expenses resulted primarily from increases in depreciation of $537,172, provision for bad debts of $1,662,304 and amortization of initial direct costs and other of $123,205. These increases were partially offset by decreases in interest expense of $674,083, management fees of $210,941, administrative expense reimbursements- General Partner of $119,193 and minority interest income in consolidated joint ventures of $460,987 in 2001 versus expense of $112,178 in 2000.

     The increase in depreciation in 2001 was due to a change in estimate related to the salvage value of certain operating lease equipment. This change in accounting estimate caused depreciation to increase by an additional $243,164 in 2001. In addition, a lease was reclassified from a finance lease to an operating lease in June of 2001 as the original lease term of the equipment expired and the lease was renewed for a twelve month period. The lease had previously been classified as a finance lease with a carrying value of $846,858. The reclassification caused depreciation to increase by an additional $294,008. The provision for bad debts increased as a result of determinations made to adjust the levels of reserves required. These determinations were the result of the Partnership's ongoing analysis of delinquency trends, loss experience and an assessment of the overall credit risk which resulted in a provision for bad debts of $2,162,304 in 2001. The increase in amortization of initial direct costs and other was due to the amortization of loan origination fees incurred by ICON Receivables 1997-B LLC the Partnership's majority owned joint venture. The decrease in interest expense resulted from a decrease in the average debt outstanding from 2000 to 2001. The decrease in management fees and administrative expense reimbursements resulted from a decrease in the average size

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 2001

of the finance lease portfolio. The change in the minority interest in consolidated joint ventures resulted from an overall loss in one of the Partnership's consolidated joint ventures versus income in the consolidated joint ventures in 2000.

     Net (loss) income for the years ended December 31, 2001 and 2000 was $(1,395,324) and $396,430, respectively. The primary reason for the decline in net income in 2001 was the increased procession for bad debts and the increase in depreciation expense. The net (loss) income per weighted average limited partnership unit was $(2.27) and $.65 for 2001 and 2000, respectively.

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


     The provision for bad debts increased as a result of determinations made to adjust the level of reserves required. These determinations were the result of the Partnership's ongoing analysis of delinquency trends, loss experience and an assessment of the overall credit risk. The decrease in interest expense resulted from a decrease in the average outstanding debt from 1999 to 2000. The decrease in management fees and administrative expense reimbursements resulted from a decrease in the average size of the finance lease portfolio. The change in the minority interest in consolidated joint ventures resulted from increased earnings levels within the Partnership's two consolidated joint ventures General and administrative expenses increased primarily as a result of higher professional fees in 2000.

     Net income for the years ended  December 31, 2000 and 1999 was $396,430 and
$2,242,510,   respectively.   The  net  income  per  weighted   average  limited
partnership unit was $.65 and $3.65 for 2000 and 1999, respectively.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 2001


Liquidity and Capital Resources

     The Partnership's reinvestment period ended July 31, 1998 and the disposition period began on August 1, 1998. During the disposition period, the Partnership has and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and begin the orderly termination of its operations and affairs. The Partnership has not and will not invest in any additional finance or lease transactions during the disposition period. Because the Partnership is in the disposition period, future monthly distributions are expected to fluctuate depending on the amount of asset sale and re-lease proceeds received during that period.


     The Partnership's primary sources of funds in 2001, 2000 and 1999 were net cash generated by operating activities of $8,300,201, $9,256,495 and $11,077,470, respectively, proceeds from sales of equipment of $738,728, $2,159,942 and $3,776,513, respectively. During 2001, the Partnership used the cash generated to repay certain non-recourse debt in accordance with the terms of the debt in the amount of $7,335,811 and make distributions to partners totaling $1,369,947 ($1,356,383 to the limited partners or $2.23 per limited Partnership unit).

     The Partnership's notes payable consisted of $21,862,616 of non-recourse debt as of December 31, 2001. Such debt is secured by leased equipment and is payable from the rentals and residuals realized from such investments.


     New Accounting Pronouncement - Effective January 1, 2002, the Partnership adopted SFAS No. 144, "Accounting for the Impairment or Disposal of long-lived Assets" (SFAS No. 144). This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measures by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The adoption of SFAS No. 144 did not have any effect on the Partnership's financial position or results of operations as the provisions of SFAS No. 144 are similar to the partnership's current policy for impairment review. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to the owners) or classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell.

Item 7a.  Qualitative and Quantitative Disclosures About Market Risk

     The Partnership is exposed to certain market risks, including changes in interest rates and the demand for equipment (and the related residuals) owned by the Partnership and its investees. Except as discussed below, the Partnership believes its exposure to other market risks are insignificant to both its financial position and results of operations.

     The Partnership manages its interest rate risk by obtaining fixed rate debt. The fixed rate debt service obligation streams are generally matched by fixed rate lease receivable streams generated by the Partnership's lease investments.

     The Partnership manages its exposure to equipment and residual risk by monitoring the market and maximizing the re-marketing proceed received through re-leasing or sale of equipment.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 2001

Item 8.  Consolidated Financial Statements and Supplementary Data

                   Index to Consolidated Financial Statements
                                                                     Page Number

Independent Auditors' Report                                                 12

Consolidated Balance Sheets as of December 31, 2001 and 2000                 13

Consolidated Statements of Operations for the Years Ended
  December 31, 2001, 2000 and 1999                                           14

Consolidated Statements of Changes in Partners'
  Equity for the Years Ended
  December 31, 2001, 2000 and 1999                                           15

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2001, 2000 and 1999                                        16-18

Notes to Consolidated Financial Statements                                19-29

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                        Consolidated Financial Statements

                                December 31, 2001

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT


The Partners
ICON Cash Flow Partners, L.P., Series E:

We have audited the accompanying consolidated balance sheets of ICON Cash Flow Partners, L.P., Series E (a Delaware limited partnership) as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in partners' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICON Cash Flow Partners, L.P., Series E as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.



                                   /s/ KPMG LLP
                                   ---------------------------------------------
                                   KPMG LLP


April 15, 2002
New York, New York

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheets

                                  December 31,

                                                             2001             2000
                                                             ----             ----
       Assets

Cash and cash equivalents                                $  1,363,922    $  1,030,751
                                                         ------------    ------------

Investment in finance leases

   Minimum rents receivable                                 7,249,182      13,688,669
   Estimated unguaranteed residual values                   5,073,140       7,904,259
   Unearned income                                           (746,315)     (2,077,737)
   Allowance for doubtful accounts                         (1,888,318)     (1,287,212)
                                                         ------------    ------------
                                                            9,687,689      18,227,979
                                                         ------------    ------------


Investment in operating leases
   Equipment at cost                                       21,554,842      20,707,984
   Accumulated depreciation                                (5,708,777)     (4,584,394)
                                                         ------------    ------------
                                                           15,846,065      16,123,590
                                                         ------------    ------------
Investment in financings

   Receivables due in installments                          6,843,252      11,907,064
   Unearned income                                           (413,030)     (1,176,563)
   Allowance for doubtful accounts                         (1,214,557)     (1,235,231)
                                                         ------------    ------------
                                                            5,215,665       9,495,270
                                                         ------------    ------------


Investments in joint ventures                                 166,692         483,555
                                                         ------------    ------------
Other assets                                                  503,591         793,601
                                                         ------------    ------------
Total assets                                             $ 32,783,624    $ 46,154,746
                                                         ============    ============
       Liabilities and Partners' Equity

Notes payable - non-recourse                               21,862,616      32,116,840
Security deposits, deferred credits and other payables      2,132,052       2,022,692
Minority interests in consolidated joint ventures             174,672         635,659
                                                         ------------    ------------
                                                           24,169,340      34,775,191
                                                         ------------    ------------
Commitments and Contingencies

Partners' equity (deficiency)
   General Partner                                           (433,582)       (406,065)
   Limited partners (607,855.51 units outstanding,
     $100 per unit original issue price)                    9,047,866      11,785,620
                                                         ------------    ------------

Total partners' equity                                      8,614,284      11,379,555
                                                         ------------    ------------

Total liabilities and partners' equity                   $ 32,783,624    $ 46,154,746
                                                         ============    ============

See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                        For the Years Ended December 31,

                                                        2001           2000          1999
                                                        ----           ----          ----
Revenues

   Finance income                                   $ 2,923,473    $ 3,847,625    $ 6,610,115
   Rental income                                      2,609,465      2,460,000      2,460,000
   Gains on sales of equipment                           68,268        253,737        901,005
   Interest income and other                            103,589        165,323        184,354
   (Loss) income from investments in
     unconsolidated joint ventures                     (316,863)      (194,006)        48,211
                                                    -----------    -----------    -----------

   Total revenues                                     5,387,932      6,532,679     10,203,685
                                                    -----------    -----------    -----------

Expenses

   Interest                                           2,333,153      3,007,236      4,106,569
   Provision for bad debts                            2,162,304        500,000      1,000,000
   Management fees - General Partner                    537,237        748,178        928,946
   Administrative expense reimbursements
     - General Partner                                  339,737        458,930        539,853
   Depreciation                                       1,124,383        587,211        587,211
   General and administrative                           624,122        722,414        685,647
   Amortization of initial direct costs and other       123,307            102         33,195
   Minority interest (income) expense in
     consolidated joint ventures                       (460,987)       112,178         79,754
                                                    -----------    -----------    -----------

   Total expenses                                     6,783,256      6,136,249      7,961,175
                                                    -----------    -----------    -----------

Net (loss) income                                   $(1,395,324)   $   396,430    $ 2,242,510
                                                    ===========    ===========    ===========

Net (loss) income allocable to:
   Limited partners                                 $(1,381,371)   $   392,466    $ 2,220,085
   General Partner                                      (13,953)         3,964         22,425
                                                    -----------    -----------    -----------

                                                    $(1,395,324)   $   396,430    $ 2,242,510
                                                    ===========    ===========    ===========

Weighted average number of limited
   partnership units outstanding                        607,856        607,856        607,856
                                                    ===========    ===========    ===========

Net (loss) income per weighted average
   limited partnership unit                         $     (2.27)   $       .65    $      3.65
                                                    ===========    ===========    ===========


See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

              For the Years Ended December 31, 2001, 2000 and 1999

                             Limited Partner Distributions

                               Return of     Investment          Limited           General
                                Capital        Income            Partners          Partner           Total
                                -------        ------            --------          -------           -----
                              (Per weighted average unit)

Balance at
   December 31, 1998                                            $17,227,175       $(351,105)      $16,876,070

Cash distribution
   To partners                 $ 3.56           $3.65            (4,381,933)        (44,258)       (4,426,191)

Net income                                                        2,220,085          22,425         2,242,510
                                                                -----------       ---------       -----------

Balance at
   December 31, 1999                                             15,065,327        (372,938)       14,692,389

Cash distribution
   to partners                 $ 5.39           $ .65            (3,672,173)        (37,091)       (3,709,264)

Net income                                                          392,466           3,964           396,430
                                                                -----------       ---------       -----------

Balance at
   December 31, 2000                                             11,785,620        (406,065)       11,379,555

Cash distribution

   to partners                 $ 2.23           $ -              (1,356,383)        (13,564)       (1,369,947)


Net loss                                                         (1,381,371)        (13,953)       (1,395,324)
                                                                -----------       ---------       -----------

Balance at
   December 31, 2001                                            $ 9,047,866       $(433,582)      $ 8,614,284
                                                                ===========       =========       ===========






See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                        For the Years Ended December 31,

                                                                   2001           2000            1999
                                                                   ----           ----            ----

Cash flows from operating activities:
   Net (loss) income                                          $ (1,395,324)   $    396,430    $  2,242,510
                                                              ------------    ------------    ------------
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation                                              1,124,383         587,211         587,211
       Rental income - assigned operating lease receivables     (2,460,000)     (2,460,000)     (2,460,000)
       Provision for doubtful accounts                           2,162,304         500,000       1,000,000
       Finance income portion of receivables and other
         paid directly to lenders by lessees                      (447,632)     (1,111,381)     (1,782,276)
       Amortization of initial direct costs                        123,307             102          33,195
       Gain on sales of equipment                                  (68,268)       (253,737)       (901,005)
       Interest expense on non-recourse financing
         paid directly by lessees                                1,687,354       1,750,991       2,165,742
       Loss (income) from investments in
         unconsolidated joint ventures                             316,863         194,006         (48,211)
       Minority interest (income) expense in consolidated
         joint ventures                                           (460,987)        112,178          79,754
       Changes in operating assets and liabilities:
         Collection of principal - non-financed receivables      7,376,587       9,699,464      11,170,238
         Accounts receivable from affiliates                          --              --           160,151
         Other assets                                              232,256         465,730        (368,886)
         Security deposits, deferred credits and
           other payables                                          109,360        (735,673)     (1,256,508)
         Other                                                          (2)        111,174         455,555
                                                              ------------    ------------    ------------

         Total adjustments                                       9,695,525       8,860,065       8,834,960
                                                              ------------    ------------    ------------

       Net cash provided by operating activities                 8,300,201       9,256,495      11,077,470
                                                              ------------    ------------    ------------

Cash flows from investing activities:
   Proceeds from sales of equipment                                738,728       2,159,942       3,776,513
   Distributions received from
     unconsolidated joint ventures                                    --           140,630         677,198
   Investments in unconsolidated joint ventures                       --              --           (84,535)
   Minority interests in consolidated joint ventures                  --           (37,145)            877
                                                              ------------    ------------    ------------

       Net cash provided by investing activities                   738,728       2,263,427       4,370,053
                                                              ------------    ------------    ------------




                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (continued)

                        For the Years Ended December 31,

                                                            2001           2000            1999
                                                            ----           ----            ----

Cash flows from financing activities:
   Principal payments on non-recourse debt               (7,335,811)    (20,797,194)    (11,283,667)
   Proceeds from non-recourse debt                             --        11,943,528            --
   Cash distributions to partners                        (1,369,947)     (3,709,264)     (4,426,191)
                                                       ------------    ------------    ------------

       Net cash used in by financing activities          (8,705,758)    (12,562,930)    (15,709,858)
                                                       ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents        333,171      (1,043,008)       (262,335)

Cash and cash equivalents at beginning of year            1,030,751       2,073,759       2,336,094
                                                       ------------    ------------    ------------

Cash and cash equivalents at end of year               $  1,363,922    $  1,030,751    $  2,073,759
                                                       ============    ============    ============


























See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                      Statements of Cash Flows (Continued)

Supplemental Disclosures of Cash Flow Information

     For the years ended December 31, 2001, 2000 and 1999, non-cash activities included the following:

                                                       2001            2000          1999
                                                       ----            ----          ----

Decrease in investments in finance leases and
  financings due to contribution to
  unconsolidated joint venture                     $      --      $      --      $    98,474
Increase in investments in
  unconsolidated joint venture                            --             --          (98,474)

Principal and interest on finance receivables
  paid directly to lender by lessees                 2,145,767      5,139,723           --
Rental income - assigned operating
  lease receivables - paid directly to lenders
  by lessees                                         2,460,000      2,460,000      2,460,000
Principal and interest on non-recourse financing
  paid directly by lessees                          (4,605,767)    (7,599,723)    (2,460,000)

Decrease in investment in finance leases due
  to terminations                                         --             --         (644,704)
Decrease in notes payable - non-recourse due to
  terminations                                            --             --          644,704
                                                   -----------    -----------    -----------


                                                   $      --      $      --      $      --
                                                   ===========    ===========    ===========

Transfer of finance lease
   residual to operating lease                     $   846,858    $      --      $      --
                                                   ===========    ===========    ===========

Interest expense on non-recourse financing
   accrued or paid directly to lenders by
   lessees                                         $ 1,687,354    $ 1,750,991    $ 2,165,742
Other interest                                         645,799      1,256,245      1,940,827
                                                   -----------    -----------    -----------

Total interest expense                             $ 2,333,153    $ 3,007,236    $ 4,106,569
                                                   ===========    ===========    ===========


                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                                December 31, 2001

1.   Organization


     ICON Cash Flow Partners, L.P., Series E (the "Partnership") was formed on November 7, 1991 as a Delaware limited partnership with an initial capitalization of $2,000. It was formed to acquire various types of equipment, to lease such equipment to third parties and, to a lesser degree, to enter into secured financing transactions. The Partnership's offering period commenced on June 5, 1992 and by its final closing on July 31, 1993, 610,411.51 units had been admitted into the Partnership with aggregate gross proceeds of $61,041,151. From 1994 through 2001, the Partnership redeemed 2,556 limited partnership units leaving 607,855.51 limited partnership units outstanding at December 31, 2001.


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

     ICON Securities Corp., an affiliate of the General Partner, received an underwriting commission on the gross proceeds from sales of all units. The General Partner received organization and offering expenses from the gross proceeds of such sales. The total underwriting compensation paid by the Partnership, including underwriting commissions, sales commissions, incentive fees, public offering expense reimbursements and due diligence activities was limited to 13 1/2% of the gross proceeds received from the sale of the units. Such offering costs aggregated $8,240,555 (including $3,362,551 paid to the General Partner or its affiliates) and were charged directly to limited partners' equity.

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

2.   Significant Accounting Policies

     Basis of Accounting and Presentation - The Partnership's records are maintained on the accrual basis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts and unguaranteed residual values. Management believes that the estimates and assumptions utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from those estimates. In addition, management is required to disclose contingent assets and contingent liabilities.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Consolidation - The consolidated financial statements include the accounts of the Partnership and its majority owned subsidiaries, ICON Cash Flow Partners L.L.C. I ("ICON Cash Flow LLC I") and ICON Receivables 1997-B L.L.C. ("1997-B"). All inter-company accounts and transactions have been eliminated. The Partnership accounts for its interests in less than 50% owned joint ventures under the equity method of accounting. In such cases, the Partnership's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions thereafter.

     Cash and Cash Equivalents - Cash and cash equivalents are defined as cash in banks and highly liquid investments with original maturity dates of three months or less.

     Leases - The Partnership accounts for owned equipment leased to third parties as finance leases or operating leases, as appropriate. For finance leases, the Partnership records, at the inception of the lease, the total minimum lease payments receivable, the estimated unguaranteed residual values, and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the terms of the related leases using the interest method. For operating leases, equipment is recorded at cost and is depreciated on the straight-line method over the lease terms to their estimated fair market values at lease terminations. Related lease rentals are recognized on the straight-line method over the lease terms. Billed and uncollected operating lease receivables are included in other assets.

     Investment in Financings - Investment in financings represent the gross receivables due from the financing of equipment plus the initial direct costs related thereto less the related unearned income. The unearned income is recognized as finance income, and the initial direct costs are amortized, over the terms of the receivables using the interest method.


     Disclosures About Fair Value of Financial Instruments - Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosures about the fair value of financial instruments. Separate disclosure of fair value information as of December 31, 2001 and 2000 with respect to the Company's assets and liabilities is not provided because (i) SFAS No. 107 does not require disclosures about the fair value of lease arrangements, (ii) the carrying value of financial assets, other than lease related investments, and payables approximates market value and (iii) fair value information concerning non-recourse debt obligations is not practicable to estimate without incurring excessive costs to obtain all the information that would be necessary to derive a market interest rate.


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

     The Partnership measures its impairment loss as the amount by which the carrying amount of the residual value exceeds the estimated proceeds to be received by the Partnership from release or resale of the equipment. Generally, third party appraisals, reviews of future cash flow and detailed market analyses are used as the basis for measuring whether an impairment loss should be recognized.

     Income Taxes - No provision for income taxes has been made as the liability for such taxes is that of each of the partners rather than the Partnership.

     Reclassifications - Certain items have been reclassified to conform to the presentation in 2001.

     New Accounting Pronouncement - Effective January 1, 2002, the Partnership adopted SFAS No. 144, "Accounting for the Impairment or Disposal of long-lived Assets" (SFAS No. 144). This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measures by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The adoption of SFAS No. 144 did not have any effect on the Partnership's financial position or results of operations as the provisions of SFAS No. 144 are similar to the partnership's current policy for impairment review. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to the owners) or classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell.

3.   Investments in Joint Ventures

     The Partnership and affiliates formed five joint ventures for the purpose of acquiring and managing various assets. The Partnership and its affiliates have identical investment objectives and participate on the same terms and conditions. The Partnership has a right of first refusal to purchase the equipment, on a pro-rata basis, if any of the affiliates desire to sell their interest in the equipment.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     The two joint ventures described below are majority owned and are consolidated with the Partnership.

     ICON Cash Flow Partners L.L.C. I

     In September 1994 the Partnership and an affiliate, ICON Cash Flow Partners L.P. Six ("L.P. Six"), formed a joint venture, ICON Cash Flow LLC I, for the purpose of acquiring and managing an aircraft subject to an operating lease with a U.S. based commercial airline. In 1997, the aircraft was remarketed to Aeromexico under a lease that is scheduled to expire in October 2002. The Partnership and L.P. Six acquired and made cash contributions to it 99% and 1% interests, respectively in ICON Cash Flow LLC I. ICON Cash Flow LLC I acquired the aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and L.P. Six. Profits, losses, excess cash and disposition proceeds are allocated 99% to the Partnership and 1% to L.P. Six. The Partnership's consolidated financial statements include 100% of the assets and liabilities and revenues and expenses of ICON Cash Flow LLC I. L.P. Six's investment in ICON Cash Flow LLC I is reflected as minority interest in joint venture on the Partnership's consolidated balance sheets and as minority interest (income) expense on the consolidated statements of operations.

     ICON Receivables 1997-B L.L.C.

     In August 1997, the Partnership, L.P. Six and ICON Cash Flow Partners L.P. Seven ("L.P. Seven") formed 1997-B. The Partnership, L.P. Six and L.P. Seven have interests of 75.00%, 8.33% and 16.67%, respectively.

     The Partnership's consolidated financial statements include 100% of the assets and liabilities and revenues and expenses of 1997-B. L.P. Six and L.P. Seven's investments in 1997-B has been reflected as minority interests in consolidated joint ventures on the balance sheets and minority interest (income) expense in consolidated joint ventures on the consolidated statements of operations. 1997-B incurred a loss of $1,867,111 in 2001 and the other joint venturers absorbed 25% of such loss, or $466,777, which amount is included in minority interest income in 2001.

     The three joint ventures described below are less than 50% owned and are accounted for following the equity method.

     ICON Cash Flow Partners L.L.C. II

     In March 1995 the Partnership and an affiliate, L.P. Six, formed ICON Cash Flow Partners L.L.C. II, ("ICON Cash Flow LLC II"), for the purpose of acquiring and managing an aircraft subject to an operating lease with a U.S. based commercial airline. In 1997, upon the scheduled termination of the lease, the aircraft was remarketed to Aeromexico under a lease that is scheduled to expire in November 2002. The Partnership and L.P. Six acquired interests of 1% and 99% respectively in ICON Cash Flow LLC II. ICON Cash Flow LLC II acquired the aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and L.P. Six. Profits, losses, excess cash and disposition proceeds are allocated 1% to the Partnership and 99% to L.P. Six. The Partnership's investment in the joint venture is accounted for under the equity method whereby the Partnership's investment is adjusted by its share of earnings, losses and distribution.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Information as to the financial position and results of operations of ICON Cash Flow LLC II is summarized below:

                                        December 31, 2001      December 31, 2000
                                        -----------------      -----------------

Assets                                   $    17,090,554       $    17,715,748
                                         ===============       ===============

Liabilities                              $     9,926,812       $    11,075,944
                                         ===============       ===============

Equity                                   $     7,163,742       $     6,639,804
                                         ===============       ===============

Partnership's share of equity            $        71,638       $        66,398
                                         ===============       ===============

Net income                               $       523,938       $       733,704
                                         ===============       ===============

Partnership's share of net income        $         5,240       $         7,337
                                         ===============       ===============

     ICON Cash Flow Partners L.L.C. III


     In December 1996 the Partnership and an affiliate, L.P. Seven, formed ICON Cash Flow Partners L.L.C. III ("ICON Cash Flow LLC III"), for the purpose of acquiring and managing an aircraft currently on lease to Continental Airlines, Inc subject to a leveraged lease that is scheduled to expire in March 2003. The Partnership and L.P. Seven contributed 1% and 99% of the cash required for such acquisition, respectively, to ICON Cash Flow LLC III. ICON Cash Flow LLC III acquired the aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and L.P. Seven. Profits, losses, excess cash and disposition proceeds are allocated 1% to the Partnership and 99% to L.P. Seven. The Partnership's investment in the joint venture is accounted for under the equity method, whereby the Partnership's investment is adjusted by its share of earnings, losses and distributions.


     Information as to the financial position and results of operations of ICON Cash Flow LLC III is summarized below:

                                          December 31, 2001    December 31, 2000

Assets                                     $    4,853,818       $     4,357,647
                                           ==============       ===============

Liabilities                                $          -         $          -
                                           ==============       ===============

Equity                                     $    4,853,818       $     4,357,647
                                           ==============       ===============

Partnership's share of equity              $       48,538       $        43,576
                                           ==============       ===============

Net income                                 $      496,171       $       511,900
                                           ==============       ===============

Partnership's share of net income          $        4,962       $         5,119
                                           ==============       ===============

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     ICON Receivables 1997-A L.L.C.

     In March 1997, the Partnership, ICON Cash Flow Partners, L.P., Series D ("Series D"), and L.P. Six, contributed and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A L.L.C. ("1997-A"). In
September 1997, the Partnership, Series E and L.P. Seven contributed and assigned additional equipment lease and finance receivables and residuals to 1997-A. The Partnership, Series D, L.P. Six and L.P. Seven own 31.19%, 17.81%, 31.03% and 19.97% interests, respectively, in 1997- A.

     The Partnership accounts for its investment in 1997-A under the equity method of accounting.

     Information as to the financial position and results of operations of 1997-A is summarized below:

                                         December 31, 2001    December 31, 2000

Assets                                    $     1,856,582      $     9,002,519
                                          ===============      ===============

Liabilities                               $     1,707,445      $     6,848,927
                                          ===============      ===============

Equity                                    $       149,137      $     2,153,592
                                          ===============      ===============

Partnership's share of equity             $        46,516      $       373,581
                                          ===============      ===============

Net loss                                  $    (2,004,455)     $      (661,929)
                                          ===============      ===============

Partnership's share of
  net loss                                $      (327,065)     $      (206,462)
                                          ===============      ===============

Distributions                             $        -           $       450,867
                                          ===============      ===============

Partnership's share of distributions      $        -           $       140,630
                                          ===============      ===============

     1997-A recorded a provision for bad debts of $1,825,000 for the year ended December 31, 2001 and $850,000 for the year ended December 31, 2000.

4.   Receivables Due in Installments

     Non-cancelable minimum annual amounts receivable on finance leases and financings are as follows:

                              Finance
             Year             Leases            Financings           Total


              2002          $5,237,549          $3,519,855        $ 8,757,404
              2003           1,430,680           1,580,054          3,010,734
              2004             580,953           1,743,343          2,324,296
                            ----------          ----------        -----------

                            $7,249,182          $6,843,252        $14,092,434
                            ==========          ==========        ===========

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

5.   Investment in Operating Leases

     The investment in operating leases at December 31, 2001, 2000, and 1999 consisted of the following:

                                                   2001            2000           1999
                                                   ----            ----           ----

Equipment cost, beginning of year             $ 20,707,984    $ 20,707,984    $ 20,707,984

Transfer from finance lease residual               846,858            --              --
                                              ------------    ------------    ------------

Equipment cost, end of year                     21,554,842      20,707,984      20,707,984
                                              ------------    ------------    ------------

Accumulated depreciation,
  beginning of year                             (4,584,394)     (3,997,183)     (3,409,972)

Depreciation expense                            (1,124,383)       (587,211)       (587,211)
                                              ------------    ------------    ------------

Accumulated depreciation, end of year           (5,708,777)     (4,584,394)     (3,997,183)
                                              ------------    ------------    ------------

Investment in operating leases, end of year   $ 15,846,065    $ 16,123,590    $ 16,710,801
                                              ============    ============    ============


     In the second quarter of 2001, the original lease term of power generator equipment accounted for as a direct finance lease expired. The residual value at the expiration of the original finance lease term was $846,858. This lease was renewed for a twelve month period and the equipment lease is now accounted for as an operating lease.


     The  Partnership  has  $2,170,000  of  rentals  due  under   non-cancelable
operating leases, all of which is due in 2002.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued


6.   Allowance for Doubtful Accounts

     The Allowance for Doubtful Accounts related to the investments in finance leases, financings and operating lease consisted of the following:

                                          Finance
                                          Leases       Financings       Total

Balance at December 31, 1998           $   985,300    $   425,601    $ 1,410,901

     Provision for doubtful accounts       476,143        523,857      1,000,000
     Accounts written-off                 (277,732)      (241,094)      (518,826)
     Recovery on accounts previously
       written-off                          54,198         26,867         81,065
                                       -----------    -----------    -----------

Balance at December 31, 1999             1,237,909        735,231      1,973,140

     Provision for doubtful accounts          --          500,000        500,000
     Recovery on accounts previously
       written-off                          49,303           --           49,303
                                       -----------    -----------    -----------

Balance at December 31, 2000             1,287,212      1,235,231      2,522,443

     Provision for doubtful accounts       775,248      1,387,056      2,162,304
     Accounts written-off                 (174,142)    (1,407,730)    (1,581,872)
                                       -----------    -----------    -----------

Balance at December 31, 2001           $ 1,888,318    $ 1,214,557    $ 3,102,875
                                       ===========    ===========    ===========


7.   Notes Payable


     The non-recourse notes payable are composed of:

(i) Notes payable totaling $6,982,448 bearing interest at a fixed rate of 6.19% and are payable from receivables related to the portfolio that secures the debt, and

(ii) $14,880,168 of other non-recourse notes bearing interest at rates ranging from 7.48% to 11.83%, $10,108,568 of which is secured by the aircraft on an operating lease with a net book value of approximately $15,293,000 at December 31, 2001.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     The notes mature as follows:

                      Year                            Amount

                      2002                        $ 6,161,448
                      2003                         15,669,025
                      2004                             32,143
                                                  -----------

                                                  $21,862,616


8.   Related Party Transactions


     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                            Charged to
                                                            Operations


Management fees                                             $  928,946
Administrative expense reimbursements                          539,853
                                                            ----------

Year ended December 31, 1999                                $1,468,799
                                                            ==========

Management fees                                             $  748,178
Administration expense reimbursements                          458,930
                                                            ----------

Year ended December 31, 2000                                $1,207,108
                                                            ==========

Management fees                                             $  537,237
Administrative expenses and reimbursements                     339,737
                                                            ----------

Year ended December 31, 2001                                $  876,974
                                                            ==========

     In accordance with the Management Agreement, the Partnership pays the General Partner management fees based on a percentage of rentals received (ranging from 1% to 7%). In addition, the General Partner is reimbursed for expenses incurred by it in connection with the Partnership's operations. (See
Note 1 for information relating to organization and offering expenses and underwriting commissions).

     The   Partnership  has  investments  in  five  joint  ventures  with  other partnerships sponsored by the General Partner. See Note 3 for additional information relating to the joint ventures.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued


9.   Tax Information (Unaudited)


     The following reconciles net income for financial statement reporting purposes to income for federal income tax purposes for the years ended December 31,:

                                                2001           2000           1999
                                                ----           ----           ----

Net income (loss) per financial statement
   reporting purposes                       $(1,395,324)   $   396,430    $ 2,242,510

Differences due to:
   Direct finance leases                      1,818,815      2,938,653      4,842,466
   Depreciation                              (2,839,850)    (4,142,464)    (5,719,775)
   Provision for losses                         580,432        478,812        (40,171)
   Loss on sale of equipment                   (543,376)    (1,171,655)      (392,115)
   Other                                       (162,269)     1,375,963       (135,838)
                                            -----------    -----------    -----------
Partnership income (loss) for
   federal income tax purposes              $(2,541,572)   $  (124,261)   $   797,077
                                            ===========    ===========    ===========

     As of December 31, 2001, the partners' capital accounts included in the financial statements totaled $8,614,284 compared to the partners' capital accounts for federal income tax purposes of $10,459,889 (unaudited). The difference arises primarily from temporary differences which are principally accelerated depreciation for tax purposes and the difference between financial statement and tax treatment of provisions for losses and finance leases partially offset by commissions and sales expense reported as a reduction in the partners' capital for financial statement reporting purposes but not for federal income tax purposes.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued


10.  Quarterly Financial Data (Unaudited)


      The following table is a summary of financial data by quarter for the years ended December 31, 2001 and 2000:

                                                                  For the Quarters Ended
                                          ----------------------------------------------------------------

                                              March 31          June 30,      September 30,   December 31,
                                              --------          -------       ------------    -----------

2001
     Revenues                             $     1,455,453   $    1,168,206   $    1,373,991   $ 1,390,282
                                          ===============   ==============   ==============   ===========

     Net income (loss) allocable to
        Limited partners                  $       157,160   $     (161,898)  $     (463,405)  $  (913,228)
                                          ===============   ==============   ==============   ===========

     Net income (loss) per weighted
        Average limited partnership unit  $          0.26   $        (0.27)  $        (0.76)  $     (1.50)
                                          ===============   ==============   ==============   ===========

2000
     Revenues                             $     1,828,783   $    1,729,583   $    1,528,500   $ 1,445,813
                                          ===============   ==============   ==============   ===========

     Net income (loss) allocable to
       limited partners                   $       360,198   $      209,713   $       32,547   $  (209,992)
                                          ===============   ==============   ==============   ===========

     Net income (loss) per weighted
       average limited partnership unit   $          0.59   $         0.35   $         0.05   $     (0.34)
                                          ===============   ==============   ==============   ===========

     The Partnership recorded provisions for bad debts in 2001 of $125,000 in the first quarter, $150,000 in the second quarter, $780,114 in the third quarter and $1,107,190 in the fourth quarter.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 2001

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

PART III

Item 10.  Directors and Executive Officers of the Registrant's General Partner

     The General Partner, a Connecticut corporation, was formed in 1985. The General Partner's principal offices are located at 100 Fifth Avenue, New York, New York 10011, and its telephone number is (212) 418-4700. The officers of the General Partner have extensive experience with transactions involving the acquisition, leasing, financing and disposition of equipment, including acquiring and disposing of equipment subject to leases and full financing transactions.

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

     Paul B. Weiss, age 41, is President and Director of the General Partner. Mr. Weiss has been exclusively engaged in lease acquisitions since 1988 from his affiliations with the General Partner since 1996, Griffin Equity Partners (as Executive Vice President from 1993-1996); Gemini Financial Holdings (as Senior Vice President-Portfolio Acquisitions from 1991-1993) and Pegasus Capital Corporation (as Vice President-Portfolio Acquisitions from 1988-1991). He was previously an investment banker and a commercial banker.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 2001

     Thomas W. Martin, age 48, has been Executive Vice President of the General Partner since 1996. Prior to his present position, Mr. Martin was the Executive Vice President and Chief Financial Officer of Griffin Equity Partners, Inc. (1993-1996), Gemini Financial Holdings (as Senior Vice President from 1992-1993) and Chancellor Corporation (as Vice President-Syndications from 1985-1992). Mr. Martin has 17 years of senior management experience in the leasing business.

Item 11.  Executive Compensation

     The Partnership has no directors or officers. The General Partner and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December 31, 2001, 2000 and 1999.

      Entity           Capacity      Type of Compensation          2001         2000        1999
      ------           --------      --------------------          ----         ----        ----

ICON Capital Corp. General Partner  Management fees             $ 537,237   $  748,178   $  928,946
ICON Capital Corp. General Partner  Administrative expense
                                      Reimbursements              339,737      458,930      539,853
                                                                ---------   ----------   ----------
                                                                $ 876,974   $1,207,108   $1,468,799
                                                                =========   ==========   ==========

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) The registrant is a limited partnership and therefore does not have voting shares of stock. No person of record owns, or is known by the Partnership to own beneficially, more than 5% of any class of securities of the Partnership.

(b) As of April 10, 2002, Directors and Officers of the General Partner do not own any equity securities of the Partnership.

(c) The General Partner owns the equity securities of the Partnership set forth in the following table:

    Title                                                               Percent
   of Class                    Amount Beneficially Owned               of Class
---------------     -----------------------------------------------    --------
General Partner     Represents initially a 1% and potentially a           100%
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

                                December 31, 2001

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

(b)      Reports on Form 8-K

     No reports on Form 8-K were filed by the Partnership during the quarter ended December 31, 2001.

(c)      Exhibits

(d)      Unconsolidated Joint Venture Financial Statements

         * ICON Receivables 1997-A LLC - as of and for the years ended December 31, 2001 and 2000

                         ICON Receivables 1997-A L.L.C.

                              Financial Statements

                           December 31, 2001 and 2000

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT


The Members ICON Receivables 1997-A L.L.C.

We have audited the accompanying balance sheets of ICON Receivables 1997-A L.L.C. (the "Company") as of December 31, 2001 and 2000, and the related statements of operations, changes in members' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the Company is winding down its portfolio and will distribute available cash to its members when all assets are liquidated and all obligations are paid.

In our opinion, the consolidated financial statements referred to the above present fairly, in all material respects, the financial position of ICON Receivables 1997-A L.L.C. as of December 31 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                           /s/KPMG LLP
                                           -------------------------------------
                                           KPMG LLP


April 15, 2002
New York, New York

                         ICON Receivables 1997-A L.L.C.

                                 Balance Sheets

                                  December 31,


         Assets                                       2001              2000
         ------                                       ----              ----

Cash                                             $    673,740      $    619,719
                                                 ------------      ------------

Investment in finance leases
   Minimum rents receivable                         2,984,147         4,594,866
   Estimated unguaranteed residual values             269,211           565,788
   Unearned income                                   (134,914)         (354,592)
   Allowance for doubtful accounts                 (2,174,224)         (786,560)
                                                 ------------      ------------
                                                      944,220         4,019,502
                                                 ------------      ------------

Investment in financings
   Minimum rents receivable                              -            4,570,567
   Unearned income                                       -             (245,371)
   Allowance for doubtful accounts                       -             (802,699)
                                                 ------------      ------------
                                                         -            3,522,497
                                                 ------------      ------------


Other assets                                          238,622           840,801
                                                 ------------      ------------

Total assets                                     $  1,856,582      $  9,002,519
                                                 ============      ============

    Liabilities and Members' Equity

Notes payable non-recourse                       $  1,157,730     $   5,016,098
Security deposits, deferred credits
 and other payables                                   549,715         1,832,829
                                                 ------------     -------------

Total liabilities                                   1,707,445         6,848,927
                                                 ------------     -------------

Members' equity                                       149,137         2,153,592
                                                 ------------     -------------

Total liabilities and members' equity            $  1,856,582     $   9,002,519
                                                 ============     =============












See accompanying notes to financial statement.

                         ICON Receivables 1997-A L.L.C.

                            Statements of Operations

                        For the Years Ended December 31,

                                                 2001             2000
                                                 ----             ----

Revenue

  Finance income                            $    465,049    $    960,903
  Interest income and other                       56,001         135,580
  Gain on remarketing of equipment                26,997         161,410
                                            ------------    ------------

   Total revenues                                548,047       1,257,893
                                            ------------    ------------

Expenses

  General and administrative and
   other expenses                                531,747         450,902
  Interest expense                               195,755         618,920
  Provision for doubtful accounts              1,825,000         850,000
                                            ------------    ------------
  Total expenses                               2,552,502       1,919,822
                                            ------------    ------------

Net loss                                    $ (2,004,455)   $   (661,929)
                                            ============    ============


















See accompanying notes to financial statement.

                         ICON Receivables 1997-A L.L.C.

                    Statements of Changes in Members' Equity

                 For the Years Ended December 31, 2001 and 2000

                                              Total

Balance at December 31, 1999            $    3,266,388
                                        --------------

Net loss                                      (661,929)

Distributions to members                      (450,867)
                                        --------------

Balance at December 31, 2000                 2,153,592

Net loss                                    (2,004,455)
                                        --------------

Balance at December 31, 2001            $      149,137
                                        ==============




















See accompanying notes to financial statement.

                         ICON Receivables 1997-A L.L.C.

                            Statements of Cash Flows

                        For the Years Ended December 31,

                                                              2001          2000
                                                              ----          ----

Cash flows from operating activities:
   Net loss                                              $(2,004,455)   $  (661,929)
                                                         -----------    -----------
   Adjustments to reconcile net income to
     net cash provided by operating activities:
   Gain from the sale of finance leases                      (26,997)      (161,410)
   Provision for doubtful accounts                         1,825,000        850,000
   Changes in operating assets and liabilities:
     Collection of principal                               4,476,202      5,518,901
     Other assets                                            602,179        349,534
     Security deposits, deferred credits and
      other payables                                      (1,283,114)       340,695
                                                         -----------    -----------

     Total adjustments                                     5,593,270      6,897,720
                                                         -----------    -----------

     Net cash provided by operating activities             3,588,815      6,235,791
                                                         -----------    -----------

Cash flows from investing activities:
   Proceeds from the sales of equipment                      323,574      1,379,988
                                                         -----------    -----------

  Net cash provided by investing activities                  323,574      1,379,988
                                                         -----------    -----------

Cash flows from financing activities:
   Principal payments on notes payable non-recourse       (3,858,368)    (8,193,119)
   Distributions to members                                     --         (450,867)
                                                         -----------    -----------

       Net cash used in investing activities              (3,858,368)    (8,643,986)
                                                         -----------    -----------

Net increase (decrease) in cash                               54,021     (1,028,207)

Cash at the beginning of the year                            619,719      1,647,926
                                                         -----------    -----------

Cash at the end of the year                              $   673,740    $   619,719
                                                         ===========    ===========

Supplemental information-interest paid                   $   194,555    $   640,625
                                                         ===========    ===========









See accompanying notes to financial statement.

                         ICON RECEIVABLES 1997-A L.L.C.

                          Notes to Financial Statement

                                December 31, 2001

1.  Organization

     ICON Receivables 1997-A L.L.C. (the "Company"), was formed in March 1997 and commenced business operations in 1997. In 1997, ICON Cash Flow Partners L.P., Series D ("Series D"), ICON Cash Flow Partners, L.P., Series E ("Series E"), ICON Cash Flow Partners L.P. Six ("L.P. Six") and ICON Cash Flow Partners L.P. Seven ("L.P. Seven") contributed and assigned equipment leases and finance receivables and residuals to the Company. The financial statements reflect the Company's management of such contributed assets. Since its formation, the Company has not entered into any new transactions other than owning and managing the assets contributed for the benefit of the members. The Company is managed by the General Partner of the Company's members. The Company is winding down its portfolio and will distribute available cash to its members when all assets are liquidated and all obligations are paid.

2.  Significant Accounting Policies

     Basis of Accounting and Presentation - The Company's records are maintained on the accrual basis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     Leases - The Company's leases are accounted for as finance leases. As such, the Company recorded, at the inception of the lease, the total minimum lease payments receivable, the estimated unguaranteed residual values and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the terms of the related leases using the interest method.

     Investment in Financings - Investment in financings represented the gross receivables due from the financing of equipment less the related unearned income. The unearned income was recognized as finance income over the terms of the receivables using the interest method.

     Allowance for Doubtful Accounts - The Company records a provision for doubtful accounts to provide for estimated credit losses in the portfolio. The allowance for doubtful accounts is based on an analysis of delinquency, an assessment of overall risk and a review of historical loss experience. The Company's write-off policy is based on an analysis of the aging of the Company's portfolio, a review of the non-performing receivables and leases, and prior collection experience. An account is fully reserved for or written off when the analysis indicates that the probability of collection of the account is remote.

     Income Taxes - No provision for income taxes has been made as the liability for such taxes is that of each of the members rather than the Company.

                         ICON RECEIVABLES 1997-A L.L.C.

                          Notes to Financial Statement

                                December 31, 2001

     Impairment of Estimated Residual Values - The Company's policy with respect to impairment of estimated residual values is to review, on a periodic basis, the carrying value of its residuals on an individual assets basis to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and, therefore, an impairment loss should be recognized. The events or changes in circumstances which generally indicate that the residual value of an asset has been impaired are that the estimated fair value of the underlying equipment is less than the Company's carrying value.

     The Company measures its impairment loss as the amount by which the carrying amount of the residual value exceeds the estimated proceeds to be received by the Company from release or resale of the equipment.

     Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to the owners) or classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell. The adoption of SFAS No. 144 did not have any effect on the Company's financial position or results of operations as the provisions of SFAS No. 144 are similar to the Company's current policy for impairment review.

3.   Finance Lease Receivables

     Non-cancelable minimum annual amounts due on finance leases at December 31, 2001 are as follows:


             Year           Amount

             2002      $   2,926,097
             2003             40,036
             2004             18,014
                       -------------

                       $   2,984,147

     The Company's allowance for doubtful accounts relates to a significant amount of past due receivables which are reflected in the above table as due in 2002.

                         ICON RECEIVABLES 1997-A L.L.C.

                          Notes to Financial Statement

                                December 31, 2001

4.   Allowance for Doubtful Accounts

     The allowance for doubtful accounts related to the investments in finance leases and financings consisted of the following: Finance Leases Financings Total

Balance at December 31, 1999          $   101,122    $    66,788    $   167,910

    Recoveries on accounts
      previously written-off              274,938        296,411        571,349
    Provision for doubtful accounts       410,500        439,500        850,000
                                      -----------    -----------    -----------

Balance at December 31, 2000              786,560        802,699      1,589,259

    Accounts written-off                 (437,336)      (802,699)    (1,240,035)
    Provision for doubtful accounts     1,825,000           --        1,825,000
                                      -----------    -----------    -----------

Balance at December 31, 2001          $ 2,174,224    $      --      $ 2,174,224
                                      ===========    ===========    ===========

5.   Notes Payable

     The notes payable are non-recourse, bear interest at rates ranging from 6.435% to 6.95% and are secured by and payable from the collections of finance lease receivables and proceeds from the sales of residuals.

6.       Other Assets

     Other assets include amounts due from affiliates of $206,421 and $263,700 at December 31, 2001 and 2000, respectively which represent amounts collected by an affiliate on the Company's behalf.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 2001

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

                                 ICON CASH FLOW PARTNERS, L.P., Series E
                                 File No. 33-44413 (Registrant)
                                 By its General Partner, ICON Capital Corp.



Date:  April 15, 2002            /s/ Beaufort J.B. Clarke
                                 -----------------------------------------------

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

ICON Capital Corp.
sole General Partner of the Registrant


Date:  April 15, 2002            /s/ Beaufort J.B. Clarke
                                 -----------------------------------------------

                                 Beaufort J.B. Clarke
                                 Chairman, Chief Executive Officer and Director



Date:  April 15, 2002            /s/ Paul B. Weiss
                                 -----------------------------------------------

                                 Paul B. Weiss
                                 President and Director



Date:  April 15, 2002            /s/ Thomas W. Martin
                                 -----------------------------------------------

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