Form 10-Q
period 2002-03-31
ICON CASH FLOW PARTNERS L P SERIES E
filed 2002-05-15
CIK 881788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended                        March 31, 2002
                     -----------------------------------------------------------

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


                   100 Fifth Avenue, New York, New York 10011
--------------------------------------------------------------------------------
  (ddress of principal executive offices)                  (Zip code)


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

                           Consolidated Balance Sheets

                                   (unaudited)

                                                      March 31,    December 31,
                                                        2002          2001
                                                        ----          ----

       Assets

Cash and cash equivalents                          $    867,411   $   1,363,922
                                                   ------------   -------------

Investment in finance leases
   Minimum rents receivable                           5,686,693       7,249,182
   Estimated unguaranteed residual values             5,006,897       5,073,140
   Unearned income                                     (576,758)       (746,315)
   Allowance for doubtful accounts                   (1,888,318)     (1,888,318)
                                                   ------------   -------------

                                                      8,228,514       9,687,689

Investment in operating leases
   Equipment, at cost                                21,540,681      21,554,842
   Accumulated depreciation                          (6,226,094)     (5,708,777)
                                                   ------------   --------------
                                                     15,314,587      15,846,065

Investment in financings
   Receivables due in installments                    4,977,751       6,843,252
   Unearned income                                     (231,080)       (413,030)
   Allowance for doubtful accounts                   (1,386,911)     (1,214,557)
                                                   ------------   -------------
                                                      3,359,760       5,215,665

Investments in unconsolidated joint ventures            160,386         166,692
                                                   ------------   -------------

Other assets                                            392,782         503,591
                                                   ------------   -------------

Total assets                                       $ 28,323,440   $  32,783,624
                                                   ============   =============




                                                      (continued on next page)

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)

                                   (unaudited)

                                                      March 31,    December 31,
                                                        2002          2001
                                                        ----          ----

     Liabilities and Partners' Equity

Notes payable - non-recourse                       $ 18,457,058    $ 21,862,616
Security deposits, deferred credits
  and other payables                                  2,245,481       2,132,052
Minority interests in consolidated
  joint ventures                                        183,142         174,672
                                                   ------------    ------------

                                                     20,885,681      24,169,340

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner                                     (445,266)       (433,582)
   Limited partners (607,856 units
     outstanding, $100 per unit original
     issue price in 2002 and 2001, respectively)      7,883,025       9,047,866
                                                   ------------    ------------

Total partners' equity                                7,437,759       8,614,284
                                                   ------------    ------------

Total liabilities and partners' equity             $ 28,323,440    $ 32,783,624
                                                   ============    ============









See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                        2002             2001
                                                        ----             ----
Revenues
Finance income                                      $   342,292     $   792,277
Rental income                                           694,918         615,000
   (Loss) gain on sales of equipment                    (80,084)         28,590
Interest income and other                                11,993          32,328
   Loss from investments in
     unconsolidated joint ventures                       (6,306)        (12,742)
                                                    -----------     -----------

   Total revenues                                       962,813       1,455,453
                                                    -----------     -----------

Expenses
   Interest                                             439,640         660,760
   General and administrative                           169,761         174,039
   Depreciation                                         525,970         146,803
   Provision for bad debts - net
     of recoveries                                         --           125,000
   Management fees - General partner                    110,184         136,584
   Administrative expense reimbursements -
      General Partner                                    63,657          83,223
   Minority interest expense (income)
     in consolidated joint ventures                       8,471         (29,703)
                                                    -----------     -----------

   Total expenses                                     1,317,683       1,296,706
                                                    -----------     -----------

Net (loss) income                                   $  (354,870)    $   158,747
                                                    ===========     ===========

Net (loss) income allocable to:
   Limited partners                                 $  (351,321)    $   157,160
   General Partner                                       (3,549)          1,587
                                                    -----------     -----------

                                                    $  (354,870)    $   158,747
                                                    ===========     ===========

Weighted average number of limited
   partnership units outstanding                        607,856         607,856
                                                    ===========     ===========

Net (loss) income per weighted average
   limited partnership unit                         $     (0.58)    $       .26
                                                    ===========     ===========

See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                For the Three Months Ended March 31, 2002 and the
                          Year Ended December 31, 2001

                                   (unaudited)

                             Limited Partner Distributions

                      Return of Investment   Limited       General
                       Capital   Income      Partners      Partner          Total
                       -------   ------      --------      -------          -----
                              (Per weighted average unit)
Balance at
   December 31, 2000                     $ 11,785,620    $  (406,065)   $  11,379,555

Cash distribution
   to partners          $ 2.23  $ -        (1,356,383)       (13,564)      (1,369,947)

Net income                                 (1,381,371)       (13,953)      (1,395,324)
                                         ------------    -----------    -------------

Balance at
   December 31, 2001                       9,047,866       (433,582)        8,614,284

Cash distribution
   to partners          $ 1.34  $ -         (813,520)        (8,135)         (821,655)

Net loss                                    (351,321)        (3,549)         (354,870)
                                         -----------     ----------     -------------

Balance at
   March 31, 2002                        $ 7,883,025    $  (445,266)    $   7,437,759
                                         ===========    ===========     =============












See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                         2002            2001
                                                         ----            ----

Cash flows provided by operating activities:
   Net (loss) income                                 $  (354,870)   $   158,747
                                                     -----------    -----------
   Adjustments to reconcile net (loss) income to net
     cash provided by operating activities:
       Depreciation                                      525,970        146,803
       Rental income - paid directly to lenders
         by lessees                                     (615,000)      (615,000)
       Provision for bad debts - net of recoveries          --          125,000
       Finance income portion of receivables
         paid directly to lenders by lessees             (73,779)      (148,218)
       Loss (gain) on sales of equipment                  80,084        (28,590)
       Minority interest (income) expense                  8,471        (29,703)
       Interest expense on non-recourse financing
         paid directly by lessees                        346,868        454,923
       Loss from investments in unconsolidated
         joint ventures                                    6,306         12,742
       Changes in operating assets and liabilities:
         Non-financed receivables                      2,316,373      2,110,552
         Security deposits, deferred credits and
           other payables                                113,429        307,556
         Other assets                                    110,809        274,834
         Other                                           (62,317)        13,915
                                                     -----------    -----------

           Total adjustments                           2,757,214      2,624,814
                                                     -----------    -----------

       Net cash provided by operating activities       2,402,344      2,783,561
                                                     -----------    -----------

Cash flows from investing activities:
   Proceeds from sales of equipment                      139,266         75,157
                                                     -----------    -----------

       Net cash provided by investing activities         139,266         75,157
                                                     -----------    -----------




                                                    (continued on next page)

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                      2002            2001
                                                      ----            ----

Cash flows from financing activities:
   Principal payments on non-recourse debt         (2,216,466)     (2,025,624)
   Cash distributions to partners                    (821,655)       (378,634)
                                                -------------    ------------

     Net cash used in financing activities         (3,038,121)     (2,404,258)
                                                -------------    ------------

Net (decrease) increase in cash and
   cash equity                                       (496,511)        454,460

Cash and cash equivalents at beginning
   of period                                        1,363,922       1,030,751
                                                -------------    ------------

Cash and cash equivalents at end of period      $     867,411    $  1,485,211
                                                =============    ============













See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)


Supplemental Disclosures of Cash Flow Information

   During the three months ended March 31, 2002 and 2001, non-cash activities included the following:

                                                  2002               2001
                                                  ----               ----
Principal and interest on direct finance
   receivables paid directly to lenders
   by lessees                                 $     920,960     $    918,804
Rental income on operating lease
   paid directly to lender by lessees               615,000          615,000
Principal and interest on non-recourse
   debt paid directly by lessees                 (1,535,960)      (1,533,804)
                                              -------------     ------------

                                              $       -         $      -
                                              =============     ============

     Interest expense of $439,640 and $660,760 for the three months ended March 31, 2002 and 2001 consisted of interest expense on non-recourse financing accrued or paid directly to lenders by lessees of $346,868 and $454,923, respectively, and interest expense on other non-recourse debt of $92,772 and $205,837, respectively.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

              Notes to Unaudited Consolidated Financial Statements

                                 March 31, 2002

1.  Basis of Presentation

     The consolidated financial statements of ICON Cash Flow Partners, L.P., Series E (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 2001 Annual Report on Form 10-K.

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

3.   Related Party Transactions

     Fees paid or accrued by the Partnership to the General Partner or its affiliates for the three months ended March 31, 2002 and 2001 are as follows:

                                2002          2001
                                ----          ----

 Management fees           $   110,184   $  136,584    Charged to operations
 Administrative expense
   reimbursements               63,657       83,223    Charged to operations
                           -----------   ----------

 Total                     $   173,841   $  219,807
                           ===========   ==========

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

     ICON Receivables 1997-B L.L.C.

     In August 1997 the Partnership, L.P. Six and ICON Cash Flow Partners L.P. Seven ("L.P. Seven") formed 1997-B. The Partnership, L.P. Six and L.P. Seven have interests of 75%, 8.33% and 16.67%, respectively. The Partnership's consolidated financial statements include 100% of the assets and liabilities of 1997-B. L.P. Six and L.P. Seven's interests in 1997-B have been reflected as "minority interests in consolidated joint ventures."

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

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

        Notes to Unaudited Consolidated Financial Statements - Continued

     Information as to the unaudited financial position of ICON Cash Flow LLC II at March 31, 2002 and December 31, 2001 and the results of operations for the three months ended March 31, 2002 and 2001 are summarized below:

                                      March 31, 2002      December 31, 2001
                                      --------------      -----------------

 Assets                               $  16,733,050         $  17,090,554
                                      =============         =============

 Liabilities                          $   9,601,095         $   9,926,812
                                      =============         =============

 Equity                               $   7,131,955         $   7,163,742
                                      =============         =============

 Partnership's share of equity        $      71,319         $      71,638
                                      =============         =============

                                    Three Months Ended   Three Months Ended
                                      March 31, 2002       March 31, 2001
                                      --------------       --------------

 Net (loss) income                    $     (31,787)       $      133,642
                                      =============        ==============

 Partnership's share of net
   (loss) income                      $        (319)       $        1,336
                                      =============        ==============

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

     Information as to the unaudited financial position of ICON Cash Flow LLC III as of March 31, 2002 and December 31, 2001 and the results of operations during the three months ended March 31, 2002 and 2001, respectively, are summarized below:

                                    March 31, 2002        December 31, 2001
                                    --------------        -----------------

 Assets                             $   4,975,518           $   4,853,818
                                    =============           =============

 Liabilities                        $         -             $         -
                                    =============           =============

 Equity                             $   4,975,518           $   4,853,818
                                    =============           =============

 Partnership's share of equity      $      49,755           $      48,538
                                    =============           =============

                                  Three Months Ended      Three Months Ended
                                    March 31, 2002          March 31, 2001
                                    --------------          --------------

 Net income                         $     121,700           $     124,984
                                    =============           =============

 Partnership's share of
   net income                       $       1,217           $       1,250
                                    =============           =============

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

        Notes to Unaudited Consolidated Financial Statements - Continued

      ICON Receivables 1997-A L.L.C.

     In March 1997 three affiliates of the Partnership, ICON Cash Flow Partners, L.P., Series D ("Series D"), L.P. Six and L.P. Seven, contributed and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A L.L.C. ("1997-A"). In September 1997 the Partnership, L.P. Six and L.P. Seven contributed and assigned additional equipment lease and finance receivables and residuals to 1997-A. The Partnership, Series D, L.P. Six and L.P. Seven own a 31.19%, 17.81%, 31.03% and 19.97% interest, respectively, in 1997-A. The
Partnership accounts for its interest in 1997-A under the equity method of accounting.

     Information as to the unaudited financial position of 1997-A at March 31, 2002 and December 31, 2001 and its results of operations for the quarters ended March 31, 2002 and 2001 are summarized below:

                                      March 31, 2002       December 31, 2001
                                      --------------       -----------------

  Assets                               $   1,128,972         $  1,856,582
                                       =============         ============

  Liabilities                          $   1,002,930         $  1,707,445
                                       =============         ============

  Equity                               $     126,042         $    149,137
                                       =============         ============

  Partnership's share of equity        $      39,312         $     46,516
                                       =============         ============

                                    Three Months Ended    Three Months Ended
                                      March 31, 2002        March 31, 2001
                                      --------------        --------------

  Net loss                             $    (23,095)         $    (49,144)
                                       ============          ============

  Partnership's share of net loss      $     (7,204)         $    (15,328)
                                       ============          ============

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                 March 31, 2002

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership's portfolio consisted of a net investment in finance leases, financings, operating leases, and investments in unconsolidated joint ventures representing 30%, 12%, 57% and 1% of total investments at March 31, 2002, respectively, and 40%, 20%, 39% and 1% of total investments at March 31, 2001, respectively.

Results of Operations

Three Months Ended March 31, 2002 and 2001

     Revenues for the three months ended March 31, 2002 were $962,813 representing a decrease of $492,640 from 2001. The decrease in revenues resulted primarily from decreases in finance income of $449,985 and net losses on sales of equipment of $80,084 for the three months ended March 31, 2002 as compared with a gain on sales of equipment of $28,590 for the three months ended March 31, 2001. These decreases were partially offset by a $79,918 increase in rental income. The decrease in finance income was primarily due to a decrease in the average size of the finance lease portfolio from 2001 to 2002 as well as the reclassification of a finance lease to an operating lease upon its renewal subsequent to March 31, 2001. The decrease in gain on sales of equipment resulted from a decrease in the amount of equipment sold where the proceeds received were in excess of the remaining carrying value. The increase in rental income was due to a finance lease which was renewed in 2001 and which is now classified as an operating lease.

     Expenses for the three months ended March 31, 2002 were $1,317,683 representing an increase of $20,977 from 2001. The increase was primarily due to an increase in depreciation of $379,167. This increase was partially offset by decreases in interest expense of $221,120 and net provision for bad debts of $125,000. The decrease in provision for bad debts was the result of determinations made of the level of reserves required during 2002 period by 1997-B during the current quarter. These determinations were the result of the Partnership's ongoing analysis of delinquency trends, loss experience and an assessment of overall credit risk. The increase in depreciation was due to the change in estimate (reduction) of a residual value of an aircraft in the fourth quarter of 2001 as well as the depreciation on equipment that was reclassified from finance leases to operating leases. The decrease in interest expense resulted from a decrease in average debt outstanding from 2001 to 2002 as the result of the continued repayment of non-recourse debt, resulting from the application of the related rents. The decrease in management fees and administrative expense reimbursements resulted from a decrease in the average size of the finance lease portfolio.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                 March 31, 2002

     Net (loss) income for the three months ended March 31, 2002 and 2001 was $(354,870) and $158,747, respectively. The net (loss) income per weighted average limited partnership unit outstanding was ($.58) and $.26 for 2002 and 2001, respectively.

Liquidity and Capital Resources

     The Partnership's primary sources of funds for the three months ended March 31, 2002 were net cash provided by operations of $2,402,344 and proceeds from sales of equipment of $139,266. These funds were used to fund cash distributions and debt repayments.

     Cash distributions to limited partners for the three months ended March 31, 2002 and 2001 totaled $813,520 and $374,848 respectively.

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

     As of March 31, 2002, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on liquidity. As cash is realized from operations and sales of equipment, the Partnership will distribute substantially all available cash, after retaining sufficient cash to meet its reserve requirements and recurring obligations.

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

No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 2002.

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

                                   ICON Cash Flow Partners, L.P., Series E
                                   File No. 33-44413 (Registrant)
                                   By its General Partner,
                                   ICON Capital Corp.




       May 15, 2002                /s/ Thomas W. Martin
------------------------------     ---------------------------------------------
           Date                    Thomas W. Martin
                                   Executive Vice President
                                  (Principal financial and accounting officer of
                                   the General Partner of the Registrant)