Form 10-Q
period 2002-06-30
ICON CASH FLOW PARTNERS L P SERIES E
filed 2002-08-14
CIK 881788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

     For the period ended                June 30, 2002
                     -----------------------------------------------------------

[  ] ransition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the transition period from                          to
                               ------------------------    ---------------------

Commission File Number                         0-27912
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

                           Consolidated Balance Sheets

                                   (unaudited)

                                                      June 30,     December 31,
                                                        2002          2001
                                                        ----          ----

       Assets

Cash and cash equivalents                          $    486,056    $  1,363,922
                                                   ------------    ------------

Investment in finance leases
   Minimum rents receivable                           3,538,247       7,249,182
   Estimated unguaranteed residual values             4,482,907       5,073,140
   Unearned income                                     (312,530)       (746,315)
   Allowance for doubtful accounts                   (2,328,318)     (1,888,318)
                                                   ------------    ------------

                                                      5,380,306       9,687,689

Investment in operating leases
   Equipment, at cost                                21,540,681      21,554,842
   Accumulated depreciation                          (6,710,062)     (5,708,777)
                                                   ------------    ------------

                                                     14,830,619      15,846,065

Investment in financings
   Receivables due in installments                    4,426,074       6,843,252
   Unearned income                                     (165,982)       (413,030)
   Allowance for doubtful accounts                   (1,411,892)     (1,214,557)
                                                   ------------    ------------

                                                      2,848,200       5,215,665

Investments in unconsolidated joint ventures            151,729         166,692
                                                   ------------    ------------

Other assets                                            212,604         503,591
                                                   ------------    ------------

Total assets                                       $ 23,909,514    $ 32,783,624
                                                   ============    ============




                                                     (continued on next page)

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)

                                   (unaudited)

                                                    June 30,       December 31,
                                                      2002            2001
                                                      ----            ----

       Liabilities and Partners' Equity

Notes payable - non-recourse                       $  13,732,950   $ 21,862,616
Security deposits, deferred credits and
  other payables                                       3,324,551      2,132,052
Minority interests in consolidated
  joint ventures                                          62,831        174,672
                                                   -------------   ------------

                                                      17,120,332     24,169,340
                                                   =============   ============

Commitments and Contingencies

Partners' equity (deficiency)
  General Partner                                       (451,863)      (433,582)
  Limited partners (607,856 units
   outstanding, $100 per unit original
   issue price in 2002 and 2001, respectively)         7,241,045      9,047,866
                                                   -------------   ------------

Total partners' equity                                 6,789,182      8,614,284
                                                   -------------   ------------

Total liabilities and partners' equity             $  23,909,514   $ 32,783,624
                                                   =============   ============











See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                                   (unaudited)

                                                           For the Three Months          For the Six Months
                                                              Ended June 30,               Ended June 30,
                                                            2002         2001           2002           2001
                                                            ----         ----           ----           ----
Revenues
Rental income                                        $     701,907   $     639,001  $   1,396,825  $   1,254,001
Finance income                                             228,309         726,227        570,601      1,518,504
   Gain (loss) on sales of equipment                         4,801          27,039        (75,283)        55,629
   Loss from investments in
     unconsolidated joint ventures                          (8,659)       (254,645)       (14,963)      (267,387)
Interest income and other                                      302          30,584         12,293         62,912
                                                     -------------   -------------  -------------  -------------

   Total revenues                                          926,660       1,168,206      1,889,473      2,623,659
                                                     -------------   -------------  -------------  -------------

Expenses
   Depreciation                                            483,969         188,803      1,009,939        335,606
   Interest                                                266,621         608,442        706,260      1,269,202
   General and administrative                              205,613         194,693        375,375        368,732
   Management fees - General partner                        96,498         148,788        206,682        285,372
   Administrative expense reimbursements -
     General Partner                                        49,188          86,365        112,905        169,588
   Minority interest (income)
     in consolidated joint ventures                       (120,371)        (45,352)      (111,840)       (75,055)
   Provision for bad debts                                 440,000         150,000        440,000        275,000
                                                     -------------   -------------  -------------  -------------

   Total expenses                                        1,421,518       1,331,739      2,739,321      2,628,445
                                                     -------------   -------------  -------------  -------------

Net loss                                             $    (494,858)  $    (163,533) $    (849,848) $      (4,786)
                                                     =============   =============  =============  ==============

Net loss allocable to:
   Limited partners                                  $    (489,909)  $    (161,898) $    (841,350) $      (4,738)
   General Partner                                          (4,949)         (1,635)        (8,498)           (48)
                                                     -------------   -------------- -------------  -------------

                                                     $    (494,858)  $    (163,533) $    (849,848) $      (4,786)
                                                     =============   =============  =============  =============
Weighted average number of limited
   partnership units outstanding                           607,856         607,856        607,856        607,856
                                                     =============   =============  =============  =============

Net loss per weighted average
   limited partnership unit                          $        (.81)  $       (.27)  $       (1.38) $        (.01)
                                                     =============   ============   =============  ==============



See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

                 For the Six Months Ended June 30, 2002 and the
                          Year Ended December 31, 2001

                                   (unaudited)


                             Limited Partner Distributions

                                Return of     Investment            Limited         General
                                 Capital        Income             Partners         Partner           Total
                              (Per weighted average unit)
Balance at
   December 31, 2000                                          $    11,785,620    $    (406,065)   $     11,379,555

Cash distributions
   to partners                 $  2.23         $  -                (1,356,383)         (13,564)         (1,369,947)

Net loss                                                           (1,381,371)         (13,953)         (1,395,324)
                                                              ---------------    -------------    ----------------

Balance at
   December 31, 2001                                                9,047,866         (433,582)          8,614,284

Cash distributions
   to partners                 $  1.59         $  -                  (965,471)          (9,783)           (975,254)

Net loss                                                             (841,350)          (8,498)           (849,848)
                                                              ---------------    -------------    ----------------

Balance at
   June 30, 2002                                              $     7,241,045    $    (451,863)   $      6,789,182
                                                              ===============    =============    ================










See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                        For the Six Months Ended June 30,

                                   (unaudited)

                                                         2002            2001
                                                         ----            ----
Cash flows provided by operating activities:
 Net loss                                            $  (849,848)   $    (4,786)
 Adjustments to                                             --             --
  reconcile net loss to net
   cash provided by operating activities:
     Depreciation                                      1,009,939        335,606
     Rental income - paid directly to
      lenders by lessees                              (1,230,000)    (1,230,000)
     Provision for bad debts                             440,000        275,000
     Finance income portion of receivables
      paid directly to lenders by lessees               (101,728)      (261,425)
     Loss (gain) on sales of equipment                    75,283        (55,629)
     Minority interest (income)                         (111,840)       (75,055)
     Interest expense on non-recourse financing
       paid directly by lessees                          550,850        888,489
     Loss from investments in unconsolidated
      joint ventures                                      14,963        267,387
     Changes in operating assets and liabilities:
       Non-financed receivables                        3,479,201      3,721,434
       Other assets                                      194,834        362,239
       Security deposits, deferred credits and
        other payables                                    (7,501)      (227,114)
       Other                                              17,552        156,232
                                                     -----------    -----------

           Total adjustments                           4,331,553      4,157,164
                                                     -----------    -----------

       Net cash provided by operating activities       3,481,705      4,152,378
                                                     -----------    -----------

Cash flows from investing activities:
   Proceeds from sales of equipment                      227,955        349,587
                                                     -----------    -----------

       Net cash provided by investing activities         227,955        349,587
                                                     -----------    -----------





                                                    (continued on next page)

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

                        For the Six Months Ended June 30,

                                   (unaudited)

                                                         2002           2001
                                                         ----           ----

Cash flows from financing activities:
   Principal payments on non-recourse debt            (3,612,272)    (4,028,762)
   Cash distributions to partners                       (975,254)      (836,069)
                                                     -----------    -----------

       Net cash used in financing activities          (4,587,526)    (4,864,831)
                                                     -----------    -----------

Net decrease increase in cash and cash equity           (877,866)      (362,866)

Cash and cash equivalents at beginning of period       1,363,922      1,030,751
                                                     -----------    -----------

Cash and cash equivalents at end of period           $   486,056    $   667,885
                                                     ===========    ===========












See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)


Supplemental Disclosures of Cash Flow Information

     During the six months ended June 30, 2002 and 2001, non-cash activities included the following:

                                                    2002             2001
                                                    ----             ----
Principal and interest on direct finance
  receivables paid directly to lenders by
  lessees                                     $   1,113,313     $   1,429,737
Rental income on operating lease
   paid directly to lender by lessee              1,230,000         1,230,000
Principal and interest on non-recourse
   debt paid directly by lessees                 (2,343,313)       (2,659,737)
                                              -------------     -------------

                                              $         -       $          -
                                              =============     =============

     Interest expense of $706,260 and $1,269,202 for the six months ended June 30, 2002 and 2001, respectively, consisted of interest expense on non-recourse financing accrued or paid directly to lenders by lessees of $550,850 and $888,489, respectively, and interest expense on other non-recourse debt of $155,410 and $380,713, respectively.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

              Notes to Unaudited Consolidated Financial Statements

                                  June 30, 2002

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

3.   Related Party Transactions

     Fees paid or accrued by the Partnership to the General Partner or its affiliates for the six months ended June 30, 2002 and 2001 are as follows:

                                2002            2001
                                ----            ----

 Management fees          $    206,682      $   285,372   Charged to operations
 Administrative expense
   reimbursements              112,905          169,588   Charged to operations
                          ------------      -----------

 Total                    $    319,587      $   454,960
                          ============      ===========


     The Partnership has investments in five ventures with other partnerships sponsored by the General Partner. (See Note 4 for additional information relating to the ventures.)

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

        Notes to Unaudited Consolidated Financial Statements - Continued

4.   Consolidated Ventures and Investments in Unconsolidated Joint Ventures

     The Partnership and affiliates formed five ventures for the purpose of acquiring and managing various assets.

Consolidated Ventures

     The two ventures described below are majority owned and are consolidated with the Partnership.

     ICON Cash Flow Partners L.L.C. I

     In September 1994, the Partnership and an affiliate, ICON Cash Flow Partners L.P. Six ("L.P. Six"), formed a joint venture, ICON Cash Flow LLC I, for the purpose of acquiring and managing an aircraft subject to an operating lease with a U.S. based commercial airline. In 1997, the aircraft was remarketed to Aeromexico under a lease that is scheduled to expire in October 2002. The Partnership and L.P. Six acquired interests of 99% and 1% respectively, in ICON Cash Flow LLC I. ICON Cash Flow LLC I acquired the aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and L.P. Six. Profits, losses, excess cash and disposition proceeds are allocated 99% to the Partnership and 1% to L.P. Six. The Partnership's consolidated financial statements include 100% of the assets and liabilities and revenues and expenses of ICON Cash Flow LLC I. L.P. Six's investment in ICON Cash Flow LLC I is reflected as minority interest in joint venture on the Partnership's consolidated balance sheets and as minority interest (income) expense on the consolidated statements of operations.

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

Investments in Unconsolidated Joint Ventures

     The three joint ventures described below are less than 50% owned and are accounted for following the equity method.

     ICON Cash Flow Partners L.L.C. II

     In March 1995, the Partnership and an affiliate, L.P. Six, formed ICON Cash Flow Partners L.L.C. II, ("ICON Cash Flow LLC II"), for the purpose of acquiring and managing an aircraft subject to an operating lease with a U.S. based commercial airline. In 1997, upon the scheduled termination of the lease, the aircraft was remarketed to Aeromexico under a lease that is scheduled to expire in November 2002. The Partnership and L.P. Six acquired interests of 1% and 99%, respectively, in ICON Cash Flow LLC II. ICON Cash Flow LLC II

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

        Notes to Unaudited Consolidated Financial Statements - Continued

     acquired the aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and L.P. Six. Profits, losses, excess cash and disposition proceeds are allocated 1% to the Partnership and 99% to L.P. Six. The Partnership's investment in the joint venture is accounted for under the equity method whereby the Partnership's investment is adjusted by its share of earnings, losses and distributions.

     Information as to the unaudited financial position of ICON Cash Flow LLC II at June 30, 2002 and December 31, 2001 and the results of its operations for the six months ended June 30, 2002 and 2001 are summarized below:

                                       June 30, 2002         December 31, 2001
                                       -------------         -----------------

 Assets                                $  16,375,546          $  17,090,554
                                       =============          =============

 Liabilities                           $   9,271,782          $   9,926,812
                                       =============          =============

 Equity                                $   7,103,764          $   7,163,742
                                       =============          =============

 Partnership's share of equity         $      71,038          $      71,638
                                       =============          =============

                                      Six Months Ended       Six Months Ended
                                        June 30, 2002          June 30, 2001
                                        -------------          -------------

 Net (loss) income                     $     (59,978)        $      269,111
                                       =============         ==============

 Partnership's share of net
  (loss) income                        $        (600)        $        2,691
                                       =============         ==============

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

        Notes to Unaudited Consolidated Financial Statements - Continued

     ICON Cash Flow L.L.C. III


     In December 1996, the Partnership and an affiliate, L.P. Seven, formed ICON Cash Flow Partners L.L.C. III ("ICON Cash Flow LLC III"), for the purpose of acquiring and managing an aircraft currently on lease to Continental Airlines, Inc., subject to a leveraged lease that is scheduled to expire in March 2003. The Partnership and L.P. Seven contributed 1% and 99% of the cash required for such acquisition, respectively, to ICON Cash Flow LLC III. ICON Cash Flow LLC III acquired the aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and L.P. Seven. Profits, losses, excess cash and disposition proceeds are allocated 1% to the Partnership and 99% to L.P. Seven. The Partnership's investment in the joint venture is accounted for under the equity method, whereby the Partnership's investment is adjusted by its share of earnings, losses and distributions.


     Information as to the unaudited financial position of ICON Cash Flow LLC III as of June 30, 2002 and December 31, 2001 and the results of operations during the six months ended June 30, 2002 and 2001, respectively, are summarized below:

                                         June 30, 2002     December 31, 2001

   Assets                                $   5,096,518       $   4,853,818
                                         =============       =============

   Liabilities                           $        -          $        -
                                         =============       =============

   Equity                                $   5,096,518       $   4,853,818
                                         =============       =============

   Partnership's share of equity         $      50,965       $      48,538
                                         =============       =============

                                        Six Months Ended    Six Months Ended
                                          June 30, 2002       June 30, 2001
                                          -------------       -------------

   Net income                            $     242,700       $     249,299
                                         =============       =============

   Partnership's share of net income     $       2,427       $       2,493
                                         =============       =============

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

        Notes to Unaudited Consolidated Financial Statements - Continued

      ICON Receivables 1997-A L.L.C.

     In March 1997, the Partnership, and affiliates, ICON Cash Flow Partners L.P. Six ("L.P. Six") and ICON Cash Flow Partners L.P. Series D ("Series D") contributed and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A L.L.C. ("1997-A"). In September 1997, L.P. Seven, L.P. Six and the Partnership contributed and assigned additional equipment lease and finance receivables and residuals to 1997-A. As of June 30, 2002, the Partnership, L.P. Six, L.P. Seven and Series D own 31.19%, 31.03%, 19.97% and 17.81% interests, respectively, in 1997-A. The Partnership accounts for its interest in 1997-A under the equity method of accounting.

     Information as to the unaudited financial position of 1997-A at June 30, 2002 and December 31, 2001 and its results of operations for the six months ended June 30, 2002 and 2001 are summarized below:

                                         June 30, 2002     December 31, 2001

     Assets                              $     633,941      $     1,856,582
                                         =============      ===============

     Liabilities                         $     538,636      $     1,707,445
                                         =============      ===============

     Equity                              $      95,305      $       149,137
                                         =============      ===============

     Partnership's share of equity       $      29,726      $        46,516
                                         =============      ===============

                                        Six Months Ended    Six Months Ended
                                          June 30, 2002       June 30, 2001
                                          -------------       -------------

     Net loss                            $     (53,832)       $  (1,868,675)
                                         =============        =============

     Partnership's share of net loss     $     (16,790)       $    (272,571)
                                         =============        =============

     1997-A recorded a provision for bad debts of $1,825,000 during the six month period ended June 30, 2001.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                  June 30, 2002

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended June 30, 2002 and 2001

     Revenues for the three months ended June 30, 2002 ("2002 Quarter") were $926,660 representing a decrease of $241,546 from 2001 as compared to the three months ended June 30, 2001 ("2001 Quarter"). The decrease in revenues resulted primarily from a decrease in finance income of $497,918. This decrease was partially offset by increases in rental income of $62,906 and a decrease in the losses from equity investment in joint ventures of $245,986. The decrease in finance income was primarily due to a decrease in the average size of the finance lease portfolio from 2001 to 2002 as well as the maturity of a finance lease subsequent to June 2001 that was renewed and reclassified as an operating lease. The increase in rental income was primarily due to a finance lease which was renewed in 2001 and which is now classified as an operating lease. The decrease in loss from equity investment in joint ventures resulted primarily from a provision for bad debts of $1,825,000 recorded by one of the ventures in the 2001 Quarter. The Partnership's share of the venture's loss was $257,242 for the 2001 Quarter.

     Expenses for the 2002 Quarter were $1,421,518 representing an increase of $89,779 from the 2001 Quarter. This increase was primarily due to an increase in depreciation expense of $295,166, and an increase in the provision for bad debts of $290,000. These increases were partially offset by a decrease in interest expense of $341,821, and an increase in minority interest income of $75,019. The increase in depreciation was due to the change in estimate (reduction) of a residual value of an aircraft in the fourth quarter of 2001 as well as the depreciation on equipment that was reclassified from a finance lease to an operating lease. The decrease in interest expense resulted from a decrease in average debt outstanding from 2001 to 2002 as the result of the continued repayment of non-recourse debt, resulting from the application of the related rents. The increase in the provision for bad debts was the result of determinations made of the level of reserves required during the 2002 Quarter. These determinations were the result of the Partnership's ongoing analysis of delinquency trends, loss experience and an assessment of overall credit risk.

     Net loss for the 2002 Quarter and the 2001 Quarter was $495,858 and $163,533, respectively. The net loss per weighted average limited partnership unit outstanding was $.81 and $.27 for the 2002 Quarter and 2001 Quarter, respectively.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                  June 30, 2002

Results of Operations

Six Months Ended June 30, 2002 and 2001

     Revenues for the six months ended June 30, 2002 Period were $1,889,473 representing a decrease of $734,186 from the six months ended June 30, 2001 Period. The decrease in revenues resulted primarily from decreases in finance income of $947,903 and a net loss in sales of equipment of $75,283 for the 2002 Period as compared with a net gain on sales of equipment of $55,629 for the 2001 Period. These decreases were partially offset by a $142,824 increase in rental income and a decrease in the losses from equity investment in joint ventures of $252,424. The decrease in finance income was primarily due to a decrease in the average size of the finance lease portfolio from 2001 to 2002 as well as the maturity of a finance lease subsequent to June 2001 that was renewed and reclassified as an operating lease. The decrease in gain on sales of equipment resulted from a decrease in the amount of equipment sold where the proceeds received were in excess of the remaining carrying value. The increase in rental income was primarily due to a finance lease which was renewed in 2001 and which is now classified as an operating lease. The decrease in loss from equity investment in joint ventures resulted primarily from a provision for bad debts of $1,825,000 recorded by one of the ventures in the 2001 Period. The Partnership's share of the venture's loss was $272,571 for the 2001 Period.

     Expenses for the 2002 Period were $2,739,321, representing an increase of $110,876 from the 2001 Period. This increase was primarily due to an increase in depreciation expense of $674,333 and an increase in the provision for bad debts of $165,000. These increases were partially offset by a decrease in interest expense of $562,942 and an increase in minority interest income of $36,785. The increase in depreciation was due to the change in estimate (reduction) of a residual value of an aircraft in the fourth quarter of 2001 as well as the depreciation on equipment that was reclassified from a finance lease to an operating lease. The decrease in interest expense resulted from a decrease in average debt outstanding from 2001 to 2002 as a result of the continued repayment of non-recourse debt, resulting from the application of the related rents. The increase in the provision for bad debts was the result of determinations made of the level of reserves required during the 2002 Period. These determinations were the result of the Partnership's ongoing analysis of delinquency trends, loss experience and an assessment of overall credit risk.

     Net loss for the 2002 Period and the 2001 Period was $849,848 and $4,786, respectively. The net loss per weighted average limited partnership unit outstanding was $1.38 and $.01 for the 2002 Period and the 2001 Period, respectively.

Liquidity and Capital Resources

     The Partnership's primary sources of funds for the 2002 Period were net cash generated by operating activities of $3,481,705 and proceeds from sales of equipment of $227,955. These funds were used to fund cash distributions and debt repayments.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                  June 30, 2002

     Monthly cash distributions to limited partners for the 2002 Period and the 2001 Period totaled $965,471 and $1,356,383, respectively.

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

     As of June 30, 2002, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on liquidity. As cash is realized from operations and sales of equipment, the Partnership will distribute substantially all available cash, after retaining sufficient cash to meet its reserve requirements and recurring obligations.

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

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 2002.

Exhibits

99.1 Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Executive Vice President and Principal Financial and Accounting Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

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


                             ICON Cash Flow Partners, L.P., Series E
                             File No. 33-44413 (Registrant)
                             By its General Partner,
                             ICON Capital Corp.




     August 14, 2002          /s/ Thomas W. Martin
----------------------        --------------------------------------------------
        Date                  Thomas W. Martin
                              Executive Vice President
                              (Principal financial and accounting officer of
                              the General Partner of the Registrant)

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                  June 30, 2002

EXHIBIT 99-1

     I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp, the sole General Partner of ICON Cash Flow Partners L.P. Series E, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended June 30, 2002 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners L.P. Series E.


Dated:  August 14, 2002




              /s/ Beaufort J.B. Clarke
              ------------------------------------------------------------------
              Beaufort J.B. Clarke
              Chairman and Chief Executive Officer
              ICON Capital Corp.
              sole General Partner of ICON Cash Flow Partners L.P. Series E

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                  June 30, 2002


EXHIBIT 99-2


     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp, the sole General Partner of ICON Cash Flow Partners L.P. Series E, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended June 30, 2002 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners L.P. Series E.


Dated:  August 14, 2002




                 /s/ Thomas W. Martin
                 ---------------------------------------------------------------
                 Thomas W. Martin
                 Executive Vice President (Principal
                 Financial and Accounting Officer)
                 ICON Capital Corp.
                 sole General Partner of ICON Cash Flow Partners L.P. Series E