Form 10-Q
period 2002-09-30
ICON CASH FLOW PARTNERS L P SERIES E
filed 2002-11-15
CIK 881788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                        September 30, 2002
                     -----------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                            to
                               --------------------------    -------------------

Commission File Number                    0-27912
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

                           Consolidated Balance Sheets

                                   (unaudited)

                                                 September 30,      December 31,
                                                     2002              2001
                                                     ----              ----

       Assets

Cash and cash equivalents                        $  1,967,259      $  1,363,922
                                                 ------------      ------------

Investment in finance leases
 Minimum rents receivable                           2,563,109         7,249,182
 Estimated unguaranteed residual values             3,063,090         5,073,140
 Unearned income                                     (176,219)         (746,315)
 Allowance for doubtful accounts                   (1,628,318)       (1,888,318)
                                                 ------------      ------------

                                                    3,821,662         9,687,689

Investment in operating leases
 Equipment, at cost                                21,554,842        21,554,842
 Accumulated depreciation                          (7,118,683)       (5,708,777)
                                                 ------------      ------------

                                                   14,436,159        15,846,065

Investment in financings
 Receivables due in installments                    3,857,487         6,843,252
 Unearned income                                     (117,807)         (413,030)
 Allowance for doubtful accounts                   (1,411,892)       (1,214,557)
                                                 ------------      ------------

                                                    2,327,788         5,215,665

Investments in unconsolidated
 joint ventures                                       146,740           166,692
                                                 ------------      ------------

Other assets                                           95,310           503,591
                                                 ------------      ------------

Total assets                                     $ 22,794,918      $ 32,783,624
                                                 ============      ============

                                                       (continued on next page)

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets (Continued)

                                   (unaudited)

                                                   September 30,    December 31,
                                                       2002            2001
                                                       ----            ----

   Liabilities and Partners' Equity
   --------------------------------

Notes payable - non-recourse                       $ 12,388,403    $ 21,862,616
Security deposits, deferred credits
 and other payables                                   3,670,399       2,132,052
Minority interests in consolidated
 joint ventures                                          74,710         174,672
                                                   ------------    ------------

                                                     16,133,512      24,169,340
                                                   ------------    ------------

Commitments and Contingencies

Partners' equity (deficiency)
 General Partner                                       (453,045)       (433,582)
 Limited partners (607,856 units outstanding,
  $100 per unit original issue price in
  2002 and 2001, respectively)                        7,114,451       9,047,866
                                                   ------------    ------------

Total partners' equity                                6,661,406       8,614,284
                                                   ------------    ------------

Total liabilities and partners' equity             $ 22,794,918    $ 32,783,624
                                                   ============    ============









See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                                   (unaudited)

                                                           For the Three Months          For the Nine Months
                                                            Ended September 30,          Ended September 30,
                                                            2002         2001             2002         2001
                                                            ----         ----             ----         ----
Revenues
 Rental income                                       $     696,839   $     687,002  $   2,093,664  $   1,941,003
 Finance income                                            168,540         698,181        739,141      2,216,685
 (Loss) gain on sales of equipment                        (128,274)        (17,843)      (203,557)        37,786
 Loss from investments in
  unconsolidated joint ventures                             (4,989)         (6,260)       (19,952)      (273,647)
 Interest income and other                                   8,347          12,911         20,640         75,823
                                                     -------------   -------------  -------------  -------------

 Total revenues                                            740,463       1,373,991      2,629,936      3,997,650
                                                     -------------   -------------  -------------  -------------

Expenses
 Depreciation                                              399,967         272,807      1,409,906        608,413
 Interest                                                  325,034         598,493      1,031,294      1,867,695
 General and administrative                                131,433         155,824        506,808        524,556
 Management fees - General partner                         122,375         122,993        329,057        408,365
 Administrative expense reimbursements -
   General Partner                                          91,565         100,401        204,470        269,989
 Minority interest expense (income)
   in consolidated joint ventures                           11,878        (188,555)       (99,962)      (263,610)
 (Reversal of) provision for bad debts                    (700,000)        780,114       (260,000)     1,055,114
                                                     -------------   -------------  -------------  -------------

 Total expenses                                            382,252       1,842,077      3,121,573      4,470,522
                                                     -------------   -------------  -------------  -------------

Net income (loss)                                    $     358,211   $    (468,086) $    (491,637) $    (472,872)
                                                     =============   =============  =============  =============

Net income (loss) allocable to:
 Limited partners                                    $     354,629   $    (463,405) $    (486,721) $    (468,143)
 General Partner                                             3,582          (4,681)        (4,916)        (4,729)
                                                     -------------   -------------- -------------  -------------

                                                     $     358,211   $    (468,086) $    (491,637) $    (472,872)
                                                     =============   =============  =============  =============
Weighted average number of limited
 partnership units outstanding                             607,856         607,856        607,856        607,856
                                                     =============   =============  =============  =============

Net income (loss) per weighted average
 limited partnership unit                            $         .58   $       (.76)  $        (.80) $        (.77)
                                                     =============   ============   =============  =============



See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

              For the Nine Months Ended September 30, 2002 and the
                          Year Ended December 31, 2001

                                   (unaudited)


                             Limited Partner Distributions
                             -----------------------------

                                Return of     Investment            Limited         General
                                 Capital        Income             Partners         Partner              Total
                                 -------        ------             --------         -------              -----
                              (Per weighted average unit)

Balance at
 December 31, 2000                                            $    11,785,620    $    (406,065)   $     11,379,555

Cash distributions
 to partners                   $    2.23     $    -                (1,356,383)         (13,564)         (1,369,947)

Net loss                                                           (1,381,371)         (13,953)         (1,395,324)
                                                              ---------------    -------------    ----------------

Balance at
 December 31, 2001                                                  9,047,866         (433,582)          8,614,284

Cash distributions
 to partners                   $    2.38     $    -                (1,446,694)         (14,547)         (1,461,241)

Net loss                                                             (486,721)          (4,916)           (491,637)
                                                              ---------------    -------------    ----------------

Balance at
 September 30, 2002                                           $     7,114,451    $    (453,045)   $      6,661,406
                                                              ===============    =============    ================





See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                     For the Nine Months Ended September 30,

                                   (unaudited)

                                                        2002             2001
                                                        ----             ----
Cash flows provided by operating activities:
 Net loss                                            $  (491,637)   $  (472,872)
                                                     -----------    -----------
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Depreciation                                       1,409,906        608,413
    Rental income - paid directly to
     lenders by lessees                               (1,845,000)    (1,845,000)
    Provision for bad debts                             (260,000)     1,055,114
    Finance income portion of receivables
     paid directly to lenders by lessees                (130,562)      (360,192)
    Loss (gain) on sales of equipment                    203,557        (37,786)
    Minority interest income                             (99,962)      (263,610)
    Interest expense on non-recourse
     financing paid directly by lessees                  832,748      1,291,520
    Loss from investments in unconsolidated
     joint ventures                                       19,952        273,647
    Changes in operating assets
     and liabilities:
     Non-financed receivables                          4,601,874      7,463,243
     Other assets                                         92,555        356,954
     Security deposits, deferred
      credits and other payables                         338,347     (1,986,464)
     Other                                                (5,028)        47,138
                                                     -----------    -----------

     Total adjustments                                 5,158,387      6,602,977
                                                     -----------    -----------

    Net cash provided by operating activities          4,666,750      6,130,105
                                                     -----------    -----------

Cash flows from investing activities:
 Proceeds from sales of equipment                      2,149,734        477,251
                                                     -----------    -----------

    Net cash provided by investing activities          2,149,734        477,251
                                                     -----------    -----------





                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)

                     For the Nine Months Ended September 30,

                                   (unaudited)

                                                 2002           2001
                                                 ----           ----

Cash flows from financing activities:
 Principal payments on non-recourse debt      (4,751,906)    (5,899,857)
 Cash distributions to partners               (1,461,241)      (836,069)
                                             -----------    -----------

  Net cash used in financing activities       (6,213,147)    (6,735,926)
                                             -----------    -----------

Net increase (decrease) in cash and
 cash equivalents                                603,337       (128,570)

Cash and cash equivalents at beginning
 of period                                     1,363,922      1,030,751
                                             -----------    -----------

Cash and cash equivalents at end of period   $ 1,967,259    $   902,181
                                             ===========    ===========







See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (Continued)


Supplemental Disclosures of Cash Flow Information
-------------------------------------------------

     During the nine months ended September 30, 2002 and 2001, non-cash activities included the following:

                                             2002           2001
                                             ----           ----
Principal and interest on direct
 finance receivables paid directly
 to lenders by lessees                   $ 3,710,055    $ 1,807,337
Rental income on operating lease
 paid directly to lender by lessee         1,845,000      1,845,000
Principal and interest on non-recourse
 debt paid directly by lessees            (5,555,055)    (3,652,337)
                                         -----------    -----------

                                         $      -       $      -
                                         ===========    ===========

     Interest expense of $1,031,294 and $1,867,695 for the nine months ended September 30, 2002 and 2001, respectively, consisted of interest expense on non-recourse financing accrued or paid directly to lenders by lessees of $832,748 and $1,291,520, respectively, and interest expense on other non-recourse debt of $198,546 and $576,175, respectively.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

              Notes to Unaudited Consolidated Financial Statements

                               September 30, 2002

1.  Basis of Presentation

     The consolidated financial statements of ICON Cash Flow Partners, L.P., Series E (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 2001 Annual Report on Form 10-K. Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

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

3.   Related Party Transactions

     Fees paid or accrued by the Partnership to the General Partner or its affiliates for the nine months ended September 30, 2002 and 2001 are as follows:

                              2002               2001
                              ----               ----

Management fees           $   329,057      $    408,365  Charged to operations
Administrative expense
  reimbursements              204,470           269,989  Charged to operations
                          -----------      ------------

Total                     $   533,527      $    678,354
                          ===========      ============

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

     ICON Cash Flow Partners L.L.C. I
     --------------------------------

     In September 1994, the Partnership and an affiliate, ICON Cash Flow Partners L.P. Six ("L.P. Six"), formed a joint venture, ICON Cash Flow Partners L.L.C. I ("ICON Cash Flow LLC I"), for the purpose of acquiring and managing an aircraft subject to an operating lease with a U.S. based commercial airline. In 1997, the aircraft was remarketed to Aeromexico under a lease which expired in October 2002. The lessee is currently utilizing the aircraft and is the process of negotiating a lease extension with the Partnership. The extension is expected to be consummated during the fourth quarter of 2002. When the lease extension terms are determined, the Partnership will re-evaluate the residual value of the aircraft and assess the carrying value of the equipment in accordance with its policy regarding impairment of estimated residual values. The aircraft had a net book value of approximately $14,093,316 and related outstanding non-recourse debt of $9,126,288 at September 30, 2002. The net book value of the aircraft at the end of the current lease term approximated its estimated fair value based on an appraisal completed in February 2002. The Partnership and L.P. Six acquired interests of 99% and 1%, respectively, in ICON Cash Flow LLC I. ICON Cash Flow LLC I acquired the aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and L.P. Six. Profits, losses, excess cash and disposition proceeds are allocated 99% to the Partnership and 1% to L.P. Six. The Partnership's consolidated financial statements include 100% of the assets and liabilities and revenues and expenses of ICON Cash Flow LLC I. L.P. Six's investment in ICON Cash Flow LLC I is reflected as minority interest in joint venture on the Partnership's consolidated balance sheets and as minority interest (income) expense on the consolidated statements of operations.

     ICON Receivables 1997-B L.L.C.
     ------------------------------

     The Partnership's consolidated financial statements include 100% of the assets and liabilities and revenues and expenses of ICON Receivables 1997-B L.L.C. ("1997-B"). ICON Cash Flow Partners L.P. Seven ("L.P. Seven") and L.P. Six's investments in 1997-B has been reflected as minority interests in consolidated joint ventures on the balance sheets and minority interest (income) expense in consolidated joint ventures on the consolidated statements of operations.

Investments in Unconsolidated Joint Ventures

     The three joint ventures described below are less than 50% owned and are accounted for following the equity method.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

        Notes to Unaudited Consolidated Financial Statements - Continued

     ICON Cash Flow Partners L.L.C. II
     ---------------------------------

     In March 1995, the Partnership and an affiliate, L.P. Six, formed ICON Cash Flow Partners L.L.C. II, ("ICON Cash Flow LLC II"), for the purpose of acquiring and managing an aircraft subject to an operating lease with a U.S. based commercial airline. In 1997, upon the scheduled termination of the lease, the aircraft was remarketed to Aeromexico under a lease that expires in November 2002. The lessee is in the process of negotiating a lease extension with the Partnership. The extension is expected to be consummated during the fourth quarter of 2002. When the lease extension terms are determined, the joint venture will re-evaluate the residual value of the aircraft and assess the carrying value of the equipment in accordance with its policy regarding impairment of estimated residual values. The Partnership and L.P. Six acquired interests of 1% and 99%, respectively, in ICON Cash Flow LLC II. ICON Cash Flow LLC II acquired the aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and L.P. Six. Profits, losses, excess cash and disposition proceeds are allocated 1% to the Partnership and 99% to L.P. Six. The Partnership's investment in the joint venture is accounted for under the equity method whereby the Partnership's investment is adjusted by its share of earnings, losses and distributions.

     Information as to the unaudited financial position of ICON Cash Flow LLC II at September 30, 2002 and December 31, 2001 and the results of its operations for the nine months ended September 30, 2002 and 2001 are summarized below:

                                  September 30, 2002     December 31, 2001
                                  ------------------     -----------------

 Assets                             $  16,018,043          $  17,090,554
                                    =============          =============

 Liabilities                        $   8,932,349          $   9,926,812
                                    =============          =============

 Equity                             $   7,085,694          $   7,163,742
                                    =============          =============

 Partnership's share of
  equity                            $      70,857          $      71,638
                                    =============          =============

                                  Nine Months Ended     Nine Months Ended
                                  September 30, 2002    September 30, 2001
                                  ------------------    ------------------

 Net (loss) income                  $     (78,048)        $      369,352
                                    =============         ==============

 Partnership's share of net
  (loss) income                     $        (781)        $        3,704
                                    =============         ==============

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

        Notes to Unaudited Consolidated Financial Statements - Continued

     ICON Cash Flow Partners L.L.C. III
     ----------------------------------


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


     Information as to the unaudited financial position of ICON Cash Flow LLC III as of September 30, 2002 and December 31, 2001 and the results of operations during the nine months ended September 30, 2002 and 2001, respectively, are summarized below:

                          September 30, 2002       December 31, 2001
                          ------------------       -----------------

  Assets                     $   5,218,126           $   4,853,818
                             =============           =============

  Liabilities                $          -            $           -
                             =============           =============

  Equity                     $   5,218,126           $   4,853,818
                             =============           =============

  Partnership's share
   of equity                 $      52,181           $      48,538
                             =============           =============

                           Nine Months Ended       Nine Months Ended
                           September 30, 2002      September 30, 2001
                           ------------------      ------------------

  Net income                 $     364,308           $     373,100
                             =============           =============

  Partnership's share of
   net income                $       3,643           $       3,731
                             =============           =============

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

        Notes to Unaudited Consolidated Financial Statements - Continued

      ICON Receivables 1997-A L.L.C.
      ------------------------------

     In March 1997, the Partnership, and affiliates, L.P. Six and ICON Cash Flow Partners L.P. Series D ("Series D"), contributed and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A L.L.C. ("1997-A"). In September 1997, L.P. Seven, L.P. Six and the Partnership contributed and assigned additional equipment lease and finance receivables and residuals to 1997-A. As of September 30, 2002, the Partnership, L.P. Six, L.P. Seven and Series D own 31.19%, 31.03%, 19.97% and 17.81% interests, respectively, in 1997-A. The Partnership accounts for its interest in 1997-A under the equity method of accounting.

     Information as to the unaudited financial position of 1997-A at September 30, 2002 and December 31, 2001 and its results of operations for the nine months ended September 30, 2002 and 2001 are summarized below:

                         September 30, 2002     December 31, 2001
                         ------------------     -----------------

  Assets                    $     468,960         $     1,856,582
                            =============         ===============

  Liabilities               $     392,958         $     1,707,445
                            =============         ===============

  Equity                    $      76,002         $       149,137
                            =============         ===============

  Partnership's share
   of equity                $      23,702         $        46,516
                            =============         ===============

                          Nine Months Ended       Nine Months Ended
                          September 30, 2002      September 30, 2001
                          ------------------      ------------------

  Net loss                  $     (73,135)          $  (1,895,962)
                            =============           =============

  Partnership's share of
   net loss                 $     (22,814)          $    (281,082)
                            =============           =============

     1997-A recorded a provision for bad debts of $1,825,000 during the nine month period ended September 30, 2001.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                               September 30, 2002

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Three Months Ended September 30, 2002 and 2001

     Revenues for the three months ended September 30, 2002 ("2002 Quarter") were $740,463, representing a decrease of $633,528 or 46% from the three months ended September 30, 2001 ("2001 Quarter"). The decrease in revenues resulted primarily from a decrease in finance income of $529,641. The decrease in finance income was due primarily to a decrease in the average size of the finance lease and financings portfolios from 2001 to 2002 as well as the maturity of a finance lease that was renewed and reclassified as an operating lease in 2001. Additionally, gains on sales of equipment decreased by $110,431 to a loss of $128,274 in the 2002 Quarter as compared to the 2001 Quarter. This resulted from a decrease in the amount of equipment sold where the proceeds received were in excess of the remaining carrying value.

     Expenses for the 2002 Quarter were $382,252 as compared to $1,842,077 in the 2001 Quarter, a decrease of $1,459,825. This decrease was due primarily to a reduction in the provision for bad debts of $1,480,114. As a result of an analysis of delinquencies, an assessment of overall risk and a review of historical loss experience, the allowance was adjusted downward by $700,000 in the 2002 Quarter. Additionally, interest expense decreased by $273,459 in the 2002 Quarter as compared to the 2001 Quarter. The decrease in interest expense resulted from a reduction in average debt outstanding from 2001 to 2002 as the result of the continued repayment of non-recourse debt, resulting from the application of the related rents. These decreases were partially offset by an increase in depreciation expense of $127,160. The increase in depreciation was due to a change in estimate (reduction) of a residual value of an aircraft in the fourth quarter of 2001 as well as the depreciation on equipment that was reclassified from a finance lease to an operating lease.

     Net income (loss) for the 2002 Quarter and the 2001 Quarter was $358,211 and $(468,086), respectively. The net income (loss) per weighted average limited partnership unit outstanding was $.58 and $(.76) for the 2002 Quarter and 2001 Quarter, respectively.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                               September 30, 2002

Results of Operations
---------------------

Nine Months Ended September 30, 2002 and 2001

     Revenues for the nine months ended September 30, 2002 ("2002 Period") were $2,629,936, representing a decrease of $1,367,714 or 34% from the nine months ended September 30, 2001 ("2001 Period"). The decrease in revenues resulted primarily from reductions in finance income of $1,477,544 and a net loss on sales of equipment of $203,557 for the 2002 Period as compared with a net gain on sales of equipment of $37,786 for the 2001 Period. These decreases were partially offset by a $152,661 increase in rental income and a reduction in loss from equity investments in joint ventures of $253,695. The decrease in finance income was primarily due to a reduction in the average size of the finance lease and financings portfolios from 2001 to 2002 as well as the maturity of a finance lease that was renewed and reclassified as an operating lease in late 2001. The decrease in gain on sales of equipment resulted from a reduction in the amount of equipment sold where the proceeds received were in excess of the remaining carrying value. The increase in rental income was primarily due to a finance lease which was renewed in 2001 and which is now classified as an operating lease. The decrease in loss from equity investments in joint ventures resulted primarily from a provision for bad debts of $1,825,000 recorded by one of the ventures in the 2001 Period. The Partnership's share of the venture's loss was $281,082 for the 2001 Period.

     Expenses for the 2002 Period were $3,121,573, representing a decrease of $1,348,949 from the 2001 Period. This decrease was due to a reduction in the provision for bad debts of $1,315,114. As a result of an analysis of delinquencies, an assessment of overall risk and a review of historical loss experience, the allowance was adjusted downward by $260,000 (net) in the 2002 Period. Additionally, interest expense decreased by $836,401 in the 2002 Period as compared to the 2001 Period. The decrease in interest expense resulted from a reduction in average debt outstanding from 2001 to 2002 as a result of the continued repayment of non-recourse debt, resulting from the application of the related rents. These decreases were partially offset by an increase in depreciation expense of $801,493. The increase in depreciation was due to a change in estimate (reduction) of a residual value of an aircraft in the fourth quarter of 2001 as well as the depreciation on equipment that was reclassified from a finance lease to an operating lease.

     Net loss for the 2002 Period and the 2001 Period was $491,637 and $472,872, respectively. The net loss per weighted average limited partnership unit outstanding was $.80 and $.77 for the 2002 Period and the 2001 Period, respectively.

Liquidity and Capital Resources

     The Partnership's primary sources of funds for the 2002 Period were net cash generated by operating activities of $4,666,750 and proceeds from sales of equipment of $2,149,734. These proceeds were used to fund cash distributions and debt repayments.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                               September 30, 2002

     Monthly cash distributions to limited partners for the 2002 Period and the 2001 Period totaled $1,446,694 and $827,709, respectively.

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

     As of September 30, 2002, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on liquidity. As cash is realized from operations and sales of equipment, the Partnership will distribute substantially all available cash, after retaining sufficient cash to meet its reserve requirements and recurring obligations.

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

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                               September 30, 2002


Item 4.    Controls and Procedures

     Beaufort J.B. Clarke and Thomas W. Martin, the Principal Executive and Principal Financial Officers, respectively, of ICON Capital Corp. ("ICC"), the General Partner of the Partnership, have evaluated the disclosure controls and procedures of the Partnership within 90 days prior to the filing of this quarterly report. As used herein, the term "disclosure controls and procedures" has the meaning given to the term by Rule 13a-14 under the Securities Exchange Act of 1934, as amended ("Exchange Act"), and includes the controls and other procedures of the Partnership that are designed to ensure that information required to be disclosed by the Partnership in the reports that it files with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As part of their evaluation, Messrs. Clarke and Martin conferred with the finance and accounting staff of ICC and the finance and accounting staff of ICON Holdings Corp., the parent of ICC. Management has presented the results of its most recent evaluation to the Partnership's independent auditors, KPMG LLP. Based upon their evaluation, Messrs. Clarke and Martin have concluded that the Partnership's disclosure controls and procedures provide reasonable assurance that the information required to be disclosed by the Partnership in this report is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms applicable to the preparation of this report.

     There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls subsequent to the evaluation described above conducted by ICC's principal executive and financial officers.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

PART II - OTHER INFORMATION
---------------------------

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

No reports on Form 8-K were filed by the Partnership during the quarter ended September 30, 2002.

Exhibits
--------

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

                                 ICON Cash Flow Partners, L.P., Series E
                                 File No. 33-44413 (Registrant)
                                 By its General Partner,
                                 ICON Capital Corp.



    November 14, 2002            /s/ Thomas W. Martin
-------------------------        -----------------------------------------------
         Date                    Thomas W. Martin
                                 Executive Vice President
                                 (Principal financial and accounting officer of
                                 the Manager of the Registrant)


                              Certifications - 10-Q

I, Beaufort J.B. Clarke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ICON Cash Flow Partners, L.P., Series E;

2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)


     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 14, 2002

/s/ Beaufort J.B. Clarke
-----------------------------
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
Manager of ICON Cash Flow Partners, L.P., Series E



I, Thomas W. Martin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ICON Cash Flow Partners, L.P., Series E;

2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)


3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 14, 2002

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal financial and accounting officer
of the Manager of the Registrant)

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                               September 30, 2002

EXHIBIT 99-1

     I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp, the sole General Partner of ICON Cash Flow Partners L.P. Series E, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended September 30, 2002 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners L.P. Series E.

Dated:  November 14, 2002




                  /s/ Beaufort J.B. Clarke
                  --------------------------------------------------------------
                  Beaufort J.B. Clarke
                  Chairman and Chief Executive Officer
                  ICON Capital Corp.
                  Manager of ICON Cash Flow Partners L.P. Series E

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                               September 30, 2002


EXHIBIT 99-2


     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp, the sole General Partner of ICON Cash Flow Partners L.P. Series E, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended September 30, 2002 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners L.P. Series E.

Dated:  November 14, 2002




                    /s/ Thomas W. Martin
                    ------------------------------------------------------------
                    Thomas W. Martin
                    Executive Vice President (Principal
                    Financial and Accounting Officer)
                    ICON Capital Corp.
                    Manager of ICON Cash Flow Partners L.P. Series E