Form 10-K
period 2002-12-31
ICON CASH FLOW PARTNERS L P SERIES E
filed 2003-03-31
CIK 881788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended                          December 31, 2002
                          ------------------------------------------------------
                                       or
     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number                            33-44413
                       ---------------------------------------------------------

                     ICON Cash Flow Partners, L.P., Series E
             (Exact name of registrant as specified in its charter)

          Delaware                                           13-3635208
-----------------------------------        ------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification Number)


             100 Fifth Avenue, 10th Floor, New York, New York 10011
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code           (212) 418-4700
                                                   ----------------------------

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act: Units of Limited Partnership Interests

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) [ ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last day of the registrant's most recently completed second fiscal quarter:
Not applicable. There is no established market for units of limited partnership interest in the registrant.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 2002

                                TABLE OF CONTENTS

Item                                                                       Page

PART I

1. Business                                                                 3-4

2. Properties                                                                 4

3. Legal Proceedings                                                          4

4.   Submission of Matters to a Vote of Security Holders                      4

PART II

5.   Market for the Registrant's Securities and Related
     Security Holder Matters                                                  4

6.   Selected Consolidated Financial and Operating Data                       5

7.   General Partner's Discussion and Analysis of Financial
     Condition and Results of Operations                                   6-10

7A.  Qualitative and Quantitative Disclosures About Market Risk              11

8. Consolidated Financial Statements and Supplementary Data 12-34

9. Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                                     35

PART III

10. Directors and Executive Officers of the Registrant's General Partner  35-36

11. Executive Compensation                                                   36


12.  Security Ownership of Certain Beneficial Owners and Management          36


13.  Certain Relationships and Related Transactions                          37

14. Control and Procedures                                                   37

PART IV

15. Exhibits, Financial Statement Schedules and Reports on Form 8-K       37-38

SIGNATURES                                                                   39

Certifications                                                            40-44

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 2002

PART I

Item 1.  Business

General Development of Business

ICON Cash Flow Partners, L.P., Series E (the "Partnership") was formed in November 1991 as a Delaware limited partnership. The Partnership commenced business operations on its initial closing date, July 6, 1992, with the admission of 13,574.17 limited partnership units. Between July 7, 1992 and to July 31, 1993 (the final closing date), 596,837.34 additional units were admitted bringing the total admissions to 610,411.51 units totaling $61,041,151 in capital contributions. From 1994 through 2002, the Partnership redeemed 2,556 limited partnership units leaving 607,855.51 limited partnership units outstanding at December 31, 2002. The sole general partner is ICON Capital Corp. (the "General Partner").

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

The equipment leasing industry is highly competitive. When seeking its leasing transactions for acquisition, the Partnership competed with leasing companies, manufacturers that lease their products directly, equipment brokers and dealers and financial institutions, including commercial banks and insurance companies. Many competitors are larger than the Partnership and have greater financial resources.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 2002

     The Partnership has no direct employees. The General Partner has full and exclusive discretion in management and control of the Partnership.

Lease and Financing Transactions

     For the years ended December 31, 2002 and 2001, the Partnership did not finance or purchase any new equipment.

     The lease of an aircraft to Aerovias de Mexico, S.A. de C.V. ("Aeromexico") represents more than 10% of the Partnership's revenue for the year ended December 31, 2002. The carrying value of the Aeromexico aircraft represented approximately 62% of the Partnership's assets at December 31, 2002.

Item 2.  Properties

     The Partnership neither owns nor leases office space or equipment for the purpose of managing its day-to-day affairs.

Item 3.  Legal Proceedings

     The Company, from time-to-time, in the ordinary course of business, commences legal actions when necessary to protect or enforce the rights of the Partnership. We are not a defendant party to any litigation and are not aware of any pending or threatened litigation against the Partnership.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the year ended 2002.

PART II

     Item 5. Market for the Registrant's Securities and Related Security Holder Matters

     The Partnership's limited partnership interests are not publicly traded nor is there currently a market for the Partnership's limited partnership interests. It is unlikely that any such market will develop.

                                          Number of Equity Security Holders
           Title of Class                             as of December 31,

                                            2002                      2001
                                            ----                      ----

          Limited Partners                  3,721                    3,736
         General Partner                        1                        1

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 2002

Item 6.  Selected Consolidated Financial and Operating Data

                                                                Year Ended December 31,
                                                                -----------------------


                                        2002             2001            2000           1999              1998

                                        ----             ----            ----           ----              ----


Total revenues                   $      5,853,738  $    5,387,932  $     6,532,679  $   10,203,685  $    10,087,667
                                 ================  ==============  ===============  ==============  ===============

Net income (loss)                $      2,301,648  $   (1,395,324) $       396,430  $    2,242,510  $     1,047,706
                                 ================  ==============  ===============  ==============  ===============

Net income (loss) allocable
  to limited partners            $      2,278,632  $   (1,381,371) $       392,466  $    2,220,085  $     1,037,229
                                 ================  ==============  ===============  ==============  ===============

Net income (loss) allocable
  to the General Partner         $         23,016  $      (13,953) $         3,964  $       22,425  $        10,477
                                 ================  ==============  ===============  ==============  ===============

Weighted average
  limited partnership
  units outstanding                       607,856         607,856          607,856         607,856          608,273
                                 ================  ==============  ===============  ==============  ===============

Net income (loss) per
  weighted average limited
  partnership unit               $          3.75   $        (2.27)  $          .65  $         3.65           $ 1.71
                                 ===============   ===============  =============== ==============  ===============

Distributions to
  limited partners               $      2,594,024  $    1,356,383  $     3,672,173  $    4,381,933  $     7,755,553
                                 ================  ==============  ===============  ==============  ===============

Distributions to the
  General Partner                $         26,202  $       13,564  $        37,091  $       44,258  $        78,338
                                 ================  ==============  ===============  ==============  ===============


                                                                    December 31,
                                -----------------------------------------------------------------------------------
                                       2002             2001            2000            1999             1998
                                       ----             ----            ----            ----             ----

Total assets                    $     22,507,394 $    32,783,624 $     46,154,746 $    64,830,618 $      86,918,230
                                ================ =============== ================ =============== =================

Partners' equity                $      8,295,706 $     8,614,284 $     11,379,555 $    14,692,389 $      16,876,070
                                ================ =============== ================ =============== =================


                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 2002

Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

     The Partnership's portfolio consisted of a net investment in finance leases, financings, operating leases and equity investments in joint ventures representing 24%, 8%, 67% and 1% of total investments at December 31, 2002, respectively, and 31%, 17%, 51% and 1% of total investments at December 31, 2001, respectively. The Partnership did not finance or purchase any new equipment in 2002 or 2001.

     Forward-Looking Information - The following discussion and analysis should be read in conjunction with the audited financial statements included herein. Certain statements within this document may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and similar expressions. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Although the Partnership believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

Critical Accounting Policies


     The policies discussed below are considered by the General Partner to be critical to an understanding of the Partnership's financial statements because their application places the most significant demands on the General Partner's judgments, with financial reporting results relying on estimation about the effects of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, the General Partner cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.


     Basis of Accounting and Presentation - The Partnership's records are maintained on the accrual basis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods. Significant estimates include the allowance for doubtful accounts and unguaranteed residual values. Management believes that the estimates and assumptions utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from those estimates. In addition, management is required to disclose contingent assets and contingent liabilities.

     Leases and Revenue Recognition - The Partnership accounts for owned equipment leased to third parties as finance leases or operating leases, as appropriate. For finance leases, the Partnership records, at the inception of the lease, the total minimum lease payments receivable, the estimated unguaranteed residual values, and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the terms of the related leases using the interest method. For operating leases, equipment is recorded at cost and is depreciated on the straight-line method over the lease terms to their estimated fair market values at lease terminations.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 2002

Related lease rentals are recognized on the straight-line method over the lease terms. Billed and uncollected operating lease receivables are included in other assets. Initial direct costs of finance leases are capitalized and are amortized over the terms of the related leases using the interest method. Initial direct costs of operating leases are capitalized and amortized on the straight-line method over the lease term.

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

     The Partnership measures its impairment loss as the amount by which the carrying amount of the residual value exceeds the estimated proceeds to be received by the Partnership from re-lease or sale of the equipment. Generally, third party appraisals, reviews of future cash flows and anticipated future cash flows and detailed market analyses are used as the basis for measuring whether an impairment loss should be recognized.


     Allowance for Doubtful Accounts - The Partnership records a provision for bad debts to provide for estimated credit losses in its portfolio. The allowance for doubtful accounts is based on the ongoing analysis of delinquency trends, loss experience and an assessment of overall credit risk. The Partnership's write-off policy is based on an analysis of the aging of the Partnership's portfolio, a review of the non-performing receivables and leases, and prior collection experience. An account is fully reserved for or written off when the analysis indicates that the probability of collection of the account is remote.


Results of Operations

Years Ended December 31, 2002 and 2001

     For the years ended December 31, 2002 and 2001, the Partnership did not finance or purchase any new equipment.

     Revenues for the year ended December 31, 2002 were $5,853,738, representing an increase of $465,806 or 8.6% from 2001. The increase in revenues resulted primarily from an increase in miscellaneous income of $2,017,763, which represents a one-time adjustment due to a revised estimate of residual sharing values. Income from unconsolidated joint ventures also increased by $366,660. This increase resulted primarily from the reversal of a provision for bad debts of $268,834 in 2002 by an underlying joint venture, ICON Receivables 1997-A LLC, as compared to a provision for bad debts of

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 2002

$1,825,000 being recorded by this venture in 2001. Offsetting these increases was a decrease in finance income of $2,007,890. Finance income decreased due to the reduction in the average size of the finance lease portfolio.


     Expenses for the year ended December 31, 2002 were $3,552,090, representing a decline of $3,231,166 or 47.6% from 2001. The decline in expenses resulted primarily from a reduction in the provision for bad debts or $2,862,304. As a result of an analysis of delinquencies, an assessment of overall risk and a review of historical loss experience, the allowance was adjusted downward by $700,000 in 2002. Additionally, interest expense decreased by $904,293 in 2002. The decrease in interest expense resulted from a decrease in the average debt outstanding from 2001 to 2002. In addition, management fees decreased by $182,449 and administrative expense reimbursements decreased by $145,465. Both were a result of the reduction in the average size of the finance lease portfolio. These decreases were partially offset by an increase in depreciation expense of $428,839. The increase in depreciation was due to a change in estimate (reduction) of a residual value of an aircraft in the fourth quarter of 2001 as well as the depreciation on equipment that was reclassified from a finance lease to an operating lease. Additionally, minority interest expense increased by $513,588. This increase resulted from an overall increase in income in one of the Partnership's consolidated joint ventures.


     Net income (loss) for the years ended December 31, 2002 and 2001 was $2,301,648 and $(1,395,324) respectively. The net income (loss) per weighted average limited partnership unit was $3.75 and $(2.27) for 2002 and 2001, respectively.

Years Ended December 31, 2001 and 2000

     Revenues for the year ended December 31, 2001 were $5,387,932, representing a decrease of $1,144,747 or 17.5% from 2000. The decrease in revenues resulted primarily from a decrease in finance income of $924,152. Finance income decreased due to the reduction in the average size of the finance lease portfolio. Additionally, the gain on sales of equipment decreased $185,469. The decrease in gain on sales of equipment resulted from a decrease in the amount of equipment sold where the proceeds received were in excess of the Partnership's carrying value. In addition, the loss from investments in unconsolidated joint ventures increased by $122,857. The increase in the loss resulted primarily from a provision for bad debts of $1,825,000 being recorded in 2001 by an underlying joint venture, ICON Receivables 1997-A LLC, as compared with a provision for bad debts of $850,000 being recorded by this venture in 2000.


     Expenses for the year ended December 31, 2001 were $6,783,256, representing an increase of $647,007 or 10.5% from 2000. The increase in expenses resulted primarily from an increase in depreciation of $537,172. The increase in depreciation was due to a change in estimate (reduction) of a residual value of an aircraft in the fourth quarter of 2001 as well as the depreciation on equipment that was reclassified from a finance lease to an operating lease. Additionally, the provision for bad debts increased by $1,662,304. The provision for bad debts increased as a result of determinations made to adjust the levels of reserves required. These determinations were the result of the Partnership's ongoing analysis of delinquency trends, loss experience and an assessment of the overall credit risk. Amortization of initial direct costs and other also increased by $123,205. The increase in this expense was due to the amortization of loan origination fees incurred by ICON Receivables 1997-B LLC, the Partnership's

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 2002

     majority owned joint venture. These increases were partially offset by a decrease in interest expense of $674,083. The decrease in interest expense resulted from a decrease in the average debt outstanding from 2000 to 2001. In addition, management fees decreased by $210,941 and administrative expense reimbursements decreased by $119,193. Both were a result of the reduction in the average size of the finance lease portfolio. Minority interest expense also decreased by $573,165 to income of $460,987. This resulted from an overall loss in one of the Partnership's consolidated joint ventures in 2001 versus income in the consolidated joint venture in 2000.

     Net (loss) income for the years ended December 31, 2001 and 2000 was $(1,395,324) and $396,430, respectively. The net (loss) income per weighted average limited partnership unit was $(2.27) and $.65 for 2001 and 2000, respectively.

Liquidity and Capital Resources


     The Partnership's primary sources of liquidity in 2002, 2001 and 2000 were net cash provided by operating activities of $5,255,183, $8,300,201 and $9,256,495, respectively, and proceeds from sales of equipment of $2,394,019, $738,728 and $2,159,942, respectively. These proceeds were used to fund cash distributions and debt repayments.

     The Partnership's notes payable consisted of $11,352,510 of non-recourse debt as of December 31, 2002. Such debt is secured by leased equipment and is payable from the rentals and residuals realized from such investments.


     The Partnership's reinvestment period ended July 31, 1998. The disposition period began August 1, 1998, at which time the Partnership began the orderly termination of its operations and affairs. During the disposition period, the Partnership has and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners. The Partnership has not and will not invest in any additional finance or lease transactions during the disposition period. Because the Partnership is in the disposition period, future monthly distributions are expected to fluctuate depending on the amount of asset sale and re-lease proceeds received during that period.

     As of December 31, 2002, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on liquidity. As cash is realized from operations and sales of equipment, the Partnership will distribute substantially all available cash, after retaining sufficient cash to meet its reserve and recurring obligations. Distributions to partners amounted to $2,620,226, $1,369,947 and $3,709,264 for the years ended December 31, 2002, 2001 and 2000, respectively.

     We do not consider the impact of inflation to be material in the analysis of our overall operations.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 2002

New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Partnership does not expect that the adoption of SFAS No. 143 will have a material impact on its financial position, results of operations or cash flows.

     Effective January 1, 2002, the Partnership adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to the owners) or classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell. The adoption of SFAS No. 144 did not have any effect on the Partnership's financial position or results of operations as the provisions of SFAS No. 144 are similar to the Partnership's current policy for impairment review.

     Effective January 1, 2002, the Partnership adopted SFAS No. 145, "Recession of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 amends SFAS No. 13 Accounting for Leases to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, the adoption of which did not have a material effect on the Partnership's financial statements.


     On July 30, 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). The standard replaced Emerging Issues Task Force (EITF) issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is effective prospectively to exit or disposal activities initiated after December 31, 2002. The impact on the Partnership's financial statement from the application of this standard is dependent on any exit or disposal activities in 2003.


     The Partnership does not believe that any other recently issued but not yet effective accounting standards will have a material effect on the Partnership's financial position or results of operations.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 2002

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

     The Partnership manages its exposure to equipment and residual risk by monitoring the equipment leasing market and maximizing the re-marketing proceeds received through re-leasing or sale of equipment.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 2002

Item 8.  Consolidated Financial Statements and Supplementary Data

                   Index to Consolidated Financial Statements
                                                                   Page Number

Independent Auditors' Reports                                             14-15

Consolidated Balance Sheets as of December 31, 2002 and 2001                 16

Consolidated Statements of Operations for the Years Ended
  December 31, 2002, 2001 and 2000                                           17

Consolidated Statements of Changes in Partners' Equity for the Years Ended
  December 31, 2002, 2001 and 2000                                           18

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2002, 2001 and 2000                                        19-21

Notes to Consolidated Financial Statements                                22-34

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                        Consolidated Financial Statements

                                December 31, 2002

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITOR'S REPORT


The Partners
ICON Cash Flow Partners, L.P., Series E:

     We have audited the accompanying consolidated balance sheet of ICON Cash Flow Partners, L.P., Series E (a Delaware limited partnership) as of December 31, 2002 and the related consolidated statements of operations, changes in partners' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     As discussed in Note 1, the Partnership's reinvestment period ended July 31, 1998. The disposition period began on August 1, 1998. During the disposition period the Partnership has and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and begin the orderly termination of its operations and affairs.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICON Cash Flow Partners, L.P., Series E as of December 31, 2002 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



                                                       /s/ Hays & Company LLP
                                                       -------------------------
                                                       Hays & Company LLP


March 13, 2003
New York, New York

                          INDEPENDENT AUDITOR'S REPORT


The Partners
ICON Cash Flow Partners, L.P., Series E:

     We have audited the accompanying consolidated balance sheet of ICON Cash Flow Partners, L.P., Series E (a Delaware limited partnership) as of December 31, 2001 and the related consolidated statements of operations, changes in partners' equity, and cash flows for each of the years in the two year period ended December 31, 2001. These consolidated financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICON Cash Flow Partners, L.P., Series E as of December 31, 2001 and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.



                                                         /s/ KPMG LLP
                                                         -----------------------
                                                         KPMG LLP


April 15, 2002
New York, New York

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheets

                                  December 31,

                                                             2002             2001

                                                             ----             ----
     Assets

Cash and cash equivalents                                $    746,808    $  1,363,922
                                                         ------------    ------------

Investment in finance leases

   Minimum rents receivable                                 2,590,191       7,249,182
   Estimated unguaranteed residual values                   3,197,247       5,073,140
   Unearned income                                           (120,426)       (746,315)
   Allowance for doubtful accounts                           (488,165)     (1,888,318)
                                                         ------------    ------------
                                                            5,178,847       9,687,689
                                                         ------------    ------------
Investment in operating leases

   Equipment at cost                                       21,554,842      21,554,842
   Accumulated depreciation                                (7,261,999)     (5,708,777)
                                                         ------------    ------------
                                                           14,292,843      15,846,065
Investment in financings

   Receivables due in installments                          3,157,773       6,843,252
   Unearned income                                            (81,826)       (413,030)
   Allowance for doubtful accounts                         (1,331,570)     (1,214,557)
                                                         ------------    ------------
                                                            1,744,377       5,215,665


Investments in unconsolidated joint ventures                  216,489         166,692
                                                         ------------    ------------

Other assets, net                                             328,030         503,591
                                                         ------------    ------------

Total assets                                             $ 22,507,394    $ 32,783,624
                                                         ============    ============

     Liabilities and Partners' Equity

Notes payable - non-recourse                             $ 11,352,510    $ 21,862,616
Security deposits, deferred credits and other payables      1,667,953       1,688,474
Deferred income                                               483,436         176,860
Accounts payable - General Partner and affiliate              529,572         266,718
Minority interests in consolidated joint ventures             178,217         174,672
                                                         ------------    ------------

Total liabilities                                          14,211,688      24,169,340
                                                         ------------    ------------

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner                                           (436,768)       (433,582)
   Limited partners (607,855.51 units outstanding,
     $100 per unit original issue price)                    8,732,474       9,047,866
                                                         ------------    ------------

Total partners' equity                                      8,295,706       8,614,284
                                                         ------------    ------------

Total liabilities and partners' equity                   $ 22,507,394    $ 32,783,624
                                                         ============    ============



See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                        For the Years Ended December 31,



                                                             2002                 2001                 2000
                                                             ----                 ----                 ----
Revenues

   Rental income                                         $   2,547,841       $   2,609,465        $   2,460,000
   Finance income                                              915,583           2,923,473            3,847,625
   (Loss) gain on sales of equipment                           (14,300)             68,268              253,737
   Interest income and other                                   337,054             103,589              165,323
   Miscellaneous income                                      2,017,763               -                     -
   Income (loss) from investments in
     unconsolidated joint ventures                              49,797            (316,863)            (194,006)
                                                         -------------       -------------        -------------

   Total revenues                                            5,853,738           5,387,932            6,532,679
                                                         -------------       -------------        -------------

Expenses

   Depreciation                                              1,553,222           1,124,383              587,211
   Interest                                                  1,428,860           2,333,153            3,007,236
   (Reversal of) provision for bad debts                      (700,000)          2,162,304              500,000
   Management fees - General Partner                           354,788             537,237              748,178
   Administrative expense reimbursements
     - General Partner                                         194,272             339,737              458,930
   General and administrative                                  606,778             624,122              722,414
   Amortization of initial direct costs and other               61,569             123,307                  102
   Minority interest expense (income) in
     consolidated joint ventures                                52,601            (460,987)             112,178
                                                         -------------       -------------        -------------

   Total expenses                                            3,552,090           6,783,256            6,136,249
                                                         -------------       -------------        -------------

Net income (loss)                                        $   2,301,648       $  (1,395,324)       $     396,430
                                                         =============       =============        =============

Net income (loss) allocable to:
   Limited partners                                      $   2,278,632       $  (1,381,371)       $     392,466
   General Partner                                              23,016             (13,953)               3,964
                                                         -------------       -------------        -------------

                                                         $   2,301,648       $  (1,395,324)       $     396,430
                                                         =============       =============        =============

Weighted average number of limited
   partnership units outstanding                               607,856             607,856              607,856
                                                         =============       =============        =============

Net income (loss) per weighted average
   limited partnership unit                              $       3.75        $      (2.27)        $         .65
                                                         ============        ============         ==============


See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Consolidated Statements of Changes in Partners' Equity

              For the Years Ended December 31, 2002, 2001 and 2000


                             Limited Partner Distributions

                           Return of     Investment            Limited         General
                            Capital        Income             Partners         Partner              Total
                            -------        ------             --------         -------              -----
                         (Per weighted average unit)

Balance at
   January 1, 2000                                       $    15,065,327    $    (372,938)   $     14,692,389

Cash distribution
   to partners            $    5.39     $     .65             (3,672,173)         (37,091)         (3,709,264)

Net income                                                       392,466            3,964             396,430
                                                         ---------------    -------------    ----------------

Balance at
   December 31, 2000                                          11,785,620         (406,065)         11,379,555

Cash distribution

   to partners            $    2.23     $    -                (1,356,383)         (13,564)         (1,369,947)


Net loss                                                      (1,381,371)         (13,953)         (1,395,324)
                                                         ---------------    -------------          ----------

Balance at
   December 31, 2001                                           9,047,866         (433,582)          8,614,284

Cash distribution
   to partners            $     .52     $    3.75             (2,594,024)         (26,202)         (2,620,226)

Net income                                                     2,278,632           23,016           2,301,648
                                                         ---------------    -------------    ----------------

Balance at
   December 31, 2002                                     $     8,732,474    $    (436,768)   $      8,295,706
                                                         ===============    =============    ================



See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                        For the Years Ended December 31,

                                                                2002            2001          2000

                                                                ----            ----          ----

Cash flows from operating activities:
   Net income (loss)                                          $ 2,301,648    $(1,395,324) $   - 396,430
                                                              -----------    ------------ -------------
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
       Depreciation                                             1,553,222      1,124,383        587,211
       Rental income - assigned operating lease receivables    (2,200,000)    (2,460,000)    (2,460,000)
       (Reversal of) provision for doubtful accounts             (700,000)     2,162,304        500,000
       Finance income portion of receivables paid directly
         to lenders by lessees                                   (193,939)      (447,632)    (1,111,381)
       Amortization of initial direct costs                        61,569        123,307            102
       Loss (gain) on sales of equipment                           14,300        (68,268)      (253,737)
       Interest expense on non-recourse financing
         paid directly by lessees                               1,206,993      1,687,354      1,750,991
       (Income) loss from investments in
         unconsolidated joint ventures                            (49,797)       316,863        194,006
       Minority interest expense (income) in consolidated
         joint ventures                                            52,601       (460,987)       112,178
       Changes in operating assets and liabilities, net         3,208,586      7,718,201      9,540,695
                                                              -----------    -----------    -----------

         Total adjustments                                      2,953,535      9,695,525      8,860,065
                                                              -----------    -----------    -----------

       Net cash provided by operating activities                5,255,183      8,300,201      9,256,495
                                                              -----------    -----------    -----------

Cash flows from investing activities:
   Proceeds from sales of equipment                             2,394,019        738,728      2,159,942
   Distributions received from
     unconsolidated joint ventures                                   --             --          140,630
   Distribution to minority interests in consolidated
     joint ventures                                               (49,056)          --          (37,145)
                                                               -----------    -----------    -----------

       Net cash provided by investing activities                2,344,963        738,728      2,263,427
                                                               -----------    -----------    -----------




                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows (continued)

                        For the Years Ended December 31,

                                                            2002            2001        2000
                                                            ----            ----        ----

Cash flows from financing activities:
   Principal payments on non-recourse debt               (5,597,034)     (7,335,811)    (20,797,194)
   Proceeds from non-recourse debt                             --              --        11,943,528
   Cash distributions to partners                        (2,620,226)     (1,369,947)     (3,709,264)
                                                       ------------    ------------    ------------

       Net cash used in financing activities             (8,217,260)     (8,705,758)    (12,562,930)
                                                       ------------    ------------    ------------

Net (decrease) increase in cash and cash equivalents       (617,114)        333,171      (1,043,008)

Cash and cash equivalents at beginning of year            1,363,922       1,030,751       2,073,759
                                                       ------------    ------------    ------------

Cash and cash equivalents at end of year               $    746,808    $  1,363,922    $  1,030,751
                                                       ============    ============    ============





                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                      Statements of Cash Flows (Continued)

Supplemental Disclosures of Cash Flow Information

     For the years ended December 31, 2002, 2001 and 2000, non-cash activities included the following:

                                                           2002                  2001           2000
                                                           ----                  ----           ----

Principal and interest on direct finance
  receivables paid directly to lenders
  by lessees                                         $   3,920,065      $  2,145,767       $  5,139,723

Rental income on operating
  lease receivables paid directly to lender
  by lessee                                              2,200,000         2,460,000          2,460,000

Principal and interest on non-recourse debt
  paid directly by lessees                              (6,120,065)       (4,605,767)        (7,599,723)
                                                     -------------      ------------       ------------

                                                     $       -          $       -          $      -
                                                     =============      ============       ============

Transfer of finance lease
   residual to operating lease                       $       -          $    846,858       $      -
                                                     =============      ============       ============

Interest expense on non-recourse
   financing accrued or paid directly
   to lenders by lessees                             $   1,206,993      $  1,687,354       $  1,750,991
Other interest                                             221,867           645,799          1,256,245
                                                     -------------      ------------       ------------

Total interest expense                               $   1,428,860      $  2,333,153       $  3,007,236
                                                     =============      ============       ============








See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

              For the Years Ended December 31, 2002, 2001 and 2000

1.   Organization


     ICON Cash Flow Partners, L.P., Series E (the "Partnership") was formed on November 7, 1991 as a Delaware limited partnership with an initial capitalization of $2,000. It was formed to acquire various types of equipment, to lease such equipment to third parties and, to a lesser degree, to enter into secured financing transactions. The Partnership's offering period commenced on June 5, 1992 and by its final closing on July 31, 1993, 610,411.51 units had been admitted into the Partnership with aggregate gross proceeds of $61,041,151. From 1994 through 2002, the Partnership redeemed 2,556 limited partnership units leaving 607,855.51 limited partnership units outstanding at December 31, 2002.


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

2.   Significant Accounting Policies

     Basis of Accounting and Presentation - The Partnership's records are maintained on the accrual basis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

during the reporting periods. Significant estimates include the allowance for doubtful accounts and unguaranteed residual values. Management believes that the estimates and assumptions utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from those estimates. In addition, management is required to disclose contingent assets and contingent liabilities.

     Consolidation - The consolidated financial statements include the accounts of the Partnership and its majority owned subsidiaries, ICON Cash Flow Partners L.L.C. I ("ICON Cash Flow LLC I") and ICON Receivables 1997-B LLC ("1997-B"). All inter-company accounts and transactions have been eliminated in consolidation. The Partnership accounts for its interests in less than 50% owned joint ventures under the equity method of accounting. In such cases, the Partnership's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions thereafter.

     Cash and Cash Equivalents - Cash and cash equivalents are defined as cash in banks and highly liquid investments with original maturity dates of three months or less. The Partnership's cash and cash equivalents are held principally at one financial institution and at times may exceed insured limits.

     Leases - The Partnership accounts for owned equipment leased to third parties as finance leases or operating leases, as appropriate. For finance leases, the Partnership records, at the inception of the lease, the total minimum lease payments receivable, the estimated unguaranteed residual values, and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the terms of the related leases using the interest method. For operating leases, equipment is recorded at cost and is depreciated on the straight-line method over the lease terms to their estimated fair market values at lease terminations. Related lease rentals are recognized on the straight-line method over the lease terms. Billed and uncollected operating lease receivables are included in other assets. Initial direct costs of finance leases are capitalized and are amortized over the terms of the related leases using the interest method. Initial direct costs of operating leases are capitalized and amortized on the straight-line method over the lease term.

     Investment in Financings - Investment in financings represent the gross receivables due from the financing of equipment plus the initial direct costs related thereto less the related unearned income. The unearned income is recognized as finance income, and the initial direct costs are amortized, over the terms of the receivables using the interest method.


     Disclosures About Fair Value of Financial Instruments - Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107") requires disclosures about the fair value of financial instruments. Separate disclosure of fair value information as of December 31, 2002 and 2001 with respect to the Partnership's assets and liabilities is not provided because (i) SFAS No. 107 does not require disclosures about the fair value of lease arrangements, (ii) the carrying value of financial assets, other than lease related investments, and payables approximates market value and (iii) fair value information concerning non-recourse debt obligations is not practicable to estimate without incurring excessive costs to obtain all the information that would be necessary to derive a market interest rate.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Allowance for Doubtful Accounts - The Partnership records a provision for bad debts to provide for estimated credit losses in its portfolio. The allowance for doubtful accounts is based on the ongoing analysis of delinquency trends, loss experience and an assessment of overall credit risk. The Partnership's write-off policy is based on an analysis of the aging of the Partnership's portfolio, a review of the non-performing receivables and leases, and prior collection experience. An account is fully reserved or written off when the analysis indicates that the probability of collection of the account is remote.

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

     The Partnership measures its impairment loss as the amount by which the carrying amount of the residual value exceeds the estimated proceeds to be received by the Partnership from release or resale of the equipment. Generally, third party appraisals, reviews of future cash flows and detailed market analyses are used as the basis for measuring whether an impairment loss should be recognized.

     Income Taxes - No provision for income taxes has been recorded since the liability for such taxes is that of each of the partners rather than the Partnership. The Partnership's income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any, could adjust the individual income taxes of the partners.

     Reclassifications - Certain items from prior years have been reclassified to conform to the presentation in 2002.

     New Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Partnership does not expect that the adoption of SFAS No. 143 will have a material impact on its financial position, results of operations or cash flows.

     Effective January 1, 2002, the Partnership adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to the owners) or classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell. The adoption of SFAS No. 144 did not have any effect on the Partnership's financial position or results of operations as the provisions of SFAS No. 144 are similar to the Partnership's current policy for impairment review.

     Effective January 1, 2002, the Partnership adopted SFAS No. 145, "Recession of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 amends SFAS No. 13 Accounting for Leases to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, the adoption of which did not have a material effect on the Partnership's financial statements.


     On July 30, 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). The standard replaced Emerging Issues Task Force (EITF) issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is effective prospectively to exit or disposal activities initiated after December 31, 2002. The impact on the Partnership's financial statement from the application of this standard is dependent on any exit or disposal activities in 2003.


     The Partnership does not believe that any other recently issued but not yet effective accounting standards will have a material effect on the Partnership's financial position or results of operations.

3.   Consolidated Ventures and Investments in Unconsolidated Joint Ventures

     The Partnership and its affiliates formed five joint ventures for the purpose of acquiring and managing various assets. The Partnership and its affiliates have identical investment objectives and participate on the same terms and conditions. The Partnership has a right of first refusal to purchase the equipment, on a pro-rata basis, if any of the affiliates desire to sell their interest in the equipment.

     Consolidated Ventures

     The two joint ventures described below are majority owned and are consolidated with the Partnership.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     ICON Cash Flow Partners L.L.C. I

     In September 1994, the Partnership and an affiliate, ICON Cash Flow Partners L.P. Six ("L.P. Six"), formed a joint venture, ICON Cash Flow LLC I, for the purpose of acquiring and managing an aircraft subject to an operating lease with a U.S. based commercial airline. In 1997, the aircraft was remarketed to Aeromexico under a lease which expired in October 2002. In November 2002 an extension agreement was consummated with Aeromexico. The lease extension terms call for a 15 month rental at $75,000 per month. At the end of the 15 months, Aeromexico has an option to renew for two twelve-month renewal periods at the then current fair market value rental rate. The Partnership and L.P. Six acquired interests of 99% and 1%, respectively, in ICON Cash Flow LLC I. ICON Cash Flow LLC I acquired the aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and L.P. Six. Profits, losses, excess cash and disposition proceeds are allocated 99% to the Partnership and 1% to L.P. Six. The Partnership's consolidated financial statements include 100% of the assets, liabilities, revenues and expenses of ICON Cash Flow LLC I. L.P. Six's investment in ICON Cash Flow LLC I is reflected as minority interest in joint venture on the Partnership's consolidated balance sheets and as minority interest expense (income) on the consolidated statements of operations.

     ICON Receivables 1997-B LLC

     In August 1997, the Partnership and its affiliates, L.P. Six and ICON Cash Flow Partners L.P. Seven ("L.P. Seven"), formed 1997-B. The Partnership, L.P. Six and L.P. Seven each contributed cash, equipment leases and residuals and received a 75.00%, 8.33% and 16.67% interest, respectively, in 1997-B.

     The Partnership's consolidated financial statements include 100% of the assets and liabilities and revenues and expenses of 1997-B. L.P. Six and L.P. Seven's investments in 1997-B has been reflected as minority interests in consolidated joint ventures on the balance sheets and minority interest expense (income) in consolidated joint ventures on the consolidated statements of operations. 1997-B earned $223,402 in 2002 and the other joint venturers recorded 25% of such income, or $55,850, which amount is included in minority interest expense in 2002.

Investments in Unconsolidated Joint Ventures

     The three joint ventures described below are less than 50% owned and are accounted for following the equity method.

     ICON Cash Flow Partners L.L.C. II

     In March 1995, the Partnership and an affiliate, L.P. Six, formed ICON Cash Flow Partners L.L.C. II ("ICON Cash Flow LLC II"), for the purpose of acquiring and managing an aircraft subject to an operating lease with a U.S. based commercial airline. In 1997, upon the scheduled termination of the lease, the aircraft was remarketed to Aeromexico under a lease that expired in November 2002. At that time an extension agreement was consummated with Aeromexico. The lease extension terms call for a 15 month rental with payment for months one through seven at a power by the hour rate of $525 per flight hour, not to exceed $75,000 per month. After seven months the rental would be $75,000 per month. At the end of the 15 months, Aeromexico has an option to renew for two twelve-month renewal periods at

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

the then current fair market value rental rate. The Partnership and L.P. Six acquired interests of 1% and 99%, respectively, in ICON Cash Flow LLC II. ICON Cash Flow LLC II acquired the aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and L.P. Six. Profits, losses, excess cash and disposition proceeds are allocated 1% to the Partnership and 99% to L.P. Six. The Partnership's investment in the joint venture is accounted for under the equity method whereby the Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions.

     Information as to the financial position and results of operations of ICON Cash Flow LLC II as of and for the years ended December 31, 2002 and 2001 is summarized below:


                                          December 31, 2002   December 31, 2001

                                          -----------------   -----------------

 Assets                                      $  15,750,363    $  17,090,554
                                             =============    =============

 Liabilities                                 $   8,932,485    $   9,926,812
                                             =============    =============

 Equity                                      $   6,817,878    $   7,163,742
                                             =============    =============

 Partnership's share of equity               $      68,179    $      71,638
                                             =============    =============

                                           For the Year Ended For the Year Ended
                                            December 31, 2002  December 31, 2001
                                            ----------------- -----------------

 Net (loss) income                           $    (345,864)   $     523,938
                                             =============    =============

 Partnership's share of net (loss) income    $      (3,459)   $       5,240
                                             =============    =============


     ICON Cash Flow Partners L.L.C. III


     In December 1996, the Partnership and an affiliate, L.P. Seven, formed ICON Cash Flow Partners L.L.C. III ("ICON Cash Flow LLC III"), for the purpose of acquiring and managing an aircraft currently on lease to Continental Airlines, Inc. subject to a leveraged lease that is scheduled to expire in March 2003. The Partnership and L.P. Seven contributed 1% and 99% of the cash required for such acquisition, respectively, to ICON Cash Flow LLC III. ICON Cash Flow LLC III acquired the aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and L.P. Seven. Profits, losses, excess cash and disposition proceeds are allocated 1% to the Partnership and 99% to L.P. Seven. The Partnership accounts for its investment in ICON Cash Flow LLC III under the equity method of accounting.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Information as to the financial position and results of operations of ICON Cash Flow LLC III as of the years ended December 31, 2002 and 2001 is summarized below:

                                      December 31, 2002       December 31, 2001
                                      -----------------       -----------------

Assets                                 $     5,337,603       $     4,853,818
                                       ===============       ===============

Liabilities                            $         -           $          -
                                       ===============       ===============

Equity                                 $     5,337,603       $     4,853,818
                                       ===============       ===============

Partnership's share of equity          $        53,376       $        48,538
                                       ===============       ===============

                                     For the Year Ended     For the Year Ended
                                      December 31, 2002      December 31, 2001
                                      -----------------      -----------------

Net income                             $       483,785       $       496,171
                                       ===============       ===============

Partnership's share of net income      $         4,838       $         4,962
                                       ===============       ===============

     ICON Receivables 1997-A LLC

     In March 1997, the Partnership and its affiliates, ICON Cash Flow Partners, L.P., Series D ("Series D") and L.P. Six, contributed and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A LLC ("1997-A"). In September 1997, the Partnership, L.P. Six and L.P. Seven contributed and assigned additional equipment lease and finance receivables and residuals to 1997-A. As of December 31, 2002, the Partnership, Series D, L.P. Six and L.P. Seven own 31.19%, 17.81%, 31.03% and 19.97% interests, respectively, in 1997-A. The Partnership accounts for its investment in 1997-A under the equity method of accounting.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Information as to the financial position and results of operations of 1997-A as of and for the years ended December 31, 2002 and 2001 is summarized below:

                                       December 31, 2002     December 31, 2001
                                       -----------------     -----------------

Assets                                  $       694,761     $     1,856,582
                                        ===============     ===============

Liabilities                             $       390,389     $     1,707,445
                                        ===============     ===============

Equity                                  $       304,372     $       149,137
                                        ===============     ===============

Partnership's share of equity           $        94,934     $        46,516
                                        ===============     ===============

                                      For the Year Ended    For the Year Ended
                                       December 31, 2002     December 31, 2001
                                       -----------------     -----------------

Net income (loss)                       $       155,235     $    (2,004,455)
                                        ===============     ===============

Partnership's share of
  net income (loss)                     $        48,418     $      (327,065)
                                        ===============     ===============

     1997-A reversed a provision for bad debts of $268,834 for the year ended December 31, 2002 and recorded a provision for bad debts of $1,825,000 for the year ended December 31, 2001.

4.   Receivables Due in Installments

     Non-cancelable minimum annual amounts due on finance leases and financings are as follows:

                                       Finance
             Year      Leases          Financings               Total
             ----      ------          ----------               -----


             2003     $ 2,167,997       $   3,157,773   $       5,325,770
             2004         397,347              -                  397,347
             2005          24,847              -                   24,847
                     ------------       -------------        -------------

                     $  2,590,191       $   3,157,773        $   5,747,964
                     ============       =============        =============

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

5.   Investment in Operating Leases

     The investment in operating leases at December 31, 2002 and 2001 consisted of the following:

                                                     2002              2001
                                                     ----              ----

Equipment cost, beginning of year             $    21,554,842   $    20,707,984

Transfer from finance lease residual                      -             846,858
                                              ---------------   ---------------

Equipment cost, end of year                        21,554,842        21,554,842
                                              ---------------   ---------------

Accumulated depreciation,
  beginning of year                                (5,708,777)       (4,584,394)

Depreciation expense                               (1,553,222)       (1,124,383)
                                              ---------------   ---------------

Accumulated depreciation, end of year              (7,261,999)       (5,708,777)
                                              ---------------   ---------------

Investment in operating leases, end of year   $    14,292,843   $    15,846,065
                                              ===============   ===============


     In the second quarter of 2001, the original lease term of a power generator equipment lease accounted for as a direct finance lease expired. The residual value at the expiration of the original finance lease term was $846,858. This lease was renewed for a twelve month period and the equipment lease has been reclassified as an operating lease.


     The  lease  with  Aeromexico   accounted  for   approximately  64%  of  the
Partnership's rental and finance income during the year ended December 31, 2002.

     Non-cancelable minimum annual amounts due on operating leases are as follows:

                           Year                             Amount

                           2003                      $        900,000
                           2004                                75,000
                                                   ------------------

                                                   $          975,000
                                                   ==================

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued


6.   Allowance for Doubtful Accounts


     The Allowance for Doubtful Accounts related to the investments in finance leases and financings consisted of the following:


                                                        Finance
                                                        Leases       Financings       Total
                                                        ------       ----------       -----



Balance at January 1, 2000                           $ 1,237,909    $   735,231    $ 1,973,140

     Provision for doubtful accounts                        --          500,000        500,000
     Recovery on accounts previously
       written-off                                        49,303           --           49,303
                                                     -----------    -----------    -----------

Balance at December 31, 2000                           1,287,212      1,235,231      2,522,443

     Provision for doubtful accounts                     775,248      1,387,056      2,162,304
     Accounts written-off                               (174,142)    (1,407,730)    (1,581,872)
                                                     -----------    -----------    -----------

Balance at December 31, 2001                           1,888,318      1,214,557      3,102,875

     (Reversal of) provision for doubtful accounts    (1,400,153)       700,153       (700,000)
     Accounts written-off                                   --         (583,140)      (583,140)
                                                     -----------    -----------    -----------

Balance at December 31, 2002                         $   488,165    $ 1,331,570    $ 1,819,735
                                                     ===========    ===========    ===========


7.   Notes Payable


     The non-recourse notes payable consist of:

(i) Notes payable totaling $1,245,283 bearing interest at a fixed rate of 6.19% and are payable from receivables related to the portfolio that secures the debt, and

(ii) $10,107,227 of other non-recourse notes bearing interest at rates ranging from 7.48% to 11.83%, $9,186,243 of which is secured by the aircraft on an operating lease with a net book value of approximately $13,950,000 at December 31, 2002.

     The notes mature as follows:

             Year ending December 31,                Amount

                      2003                      $    1,969,069
                      2004                           9,383,441
                                                --------------

                                                $  11,352,510
                                                =============

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued


8.   Related Party Transactions


     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the years ended December 31, 2002, 2001 and 2000 are as follows: Charged to Operations

Management fees                         $  748,178
Administrative expense reimbursements      458,930
                                        ----------

Year ended December 31, 2000            $1,207,108
                                        ==========

Management fees                         $  537,237
Administrative expense reimbursements      339,737
                                        ----------

Year ended December 31, 2001            $  876,974
                                        ==========

Management fees                         $  354,788
Administrative expense reimbursements      194,272
                                        ----------

Year ended December 31, 2002            $  549,060
                                        ==========

     In accordance with the terms of the Management Agreement, the Partnership pays the General Partner management fees based on a percentage of rentals received (ranging from 1% to 7%). In addition, the General Partner is reimbursed for expenses incurred by it in connection with the Partnership's operations. (See Note 1 for information relating to organization and offering expenses and underwriting commissions).

     The   Partnership  has  investments  in  five  joint  ventures  with  other partnerships sponsored by the General Partner. See Note 3 for additional information relating to the joint ventures.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued


9.   Tax Information (Unaudited)


     The following table reconciles net income (loss) for financial statement reporting purposes to (loss) for federal income tax reporting purposes for the years ended December 31:


                                                   2002           2001           2000
                                            -----------    -----------    -----------

Net income (loss) for financial statement
   reporting purposes                       $ 2,301,648    $(1,395,324)   $   396,430

Differences due to:
   Direct finance leases                       (141,396)     1,818,815      2,938,653
   Depreciation                                (841,698)    (2,839,850)    (4,142,464)
   Provision for losses                        (700,000)       580,432        478,812
   Gain (loss) on sales of equipment              3,872       (543,376)    (1,171,655)
   Other                                     (1,767,921)      (162,269)     1,375,963
                                            -----------    -----------    -----------
Partnership loss for federal income
   tax reporting purposes                   $(1,145,495)   $(2,541,572)   $  (124,261)
                                            ===========    ===========    ===========

     As of December 31,  2002,  the  partners'  capital  accounts for  financial statement reporting purposes totaled $8,295,706 compared to the partners' capital accounts for federal income tax reporting purposes of $7,145,976 (unaudited). The difference arises primarily from sales expenses and commissions reported as a reduction in the partners' capital for financial statement reporting purposes but not for federal income tax reporting purposes, offset by temporary differences related to direct finance leases, depreciation, provision for losses and gain (loss) on sales of equipment.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued


10.  Quarterly Financial Data (Unaudited)


      The following table is a summary of financial data by quarter for the years ended December 31, 2002 and 2001:

                                                                         For the Quarter Ended
                                                                         ---------------------

                                                  March 31,        June 30,        September 30,     December 31,
                                                  --------         -------         ------------      -----------

2002
     Revenues                                  $      962,813   $     926,660      $     740,463   $   3,223,802
                                               ==============   =============      =============   =============

     Net (loss) income allocable to
       Limited partners                        $     (351,321)  $    (489,909)     $     354,629   $   2,765,233
                                               ==============   =============      =============   =============

     Net (loss) income per weighted
       average limited partnership unit        $         (.58)  $        (.81)     $         .58   $        4.56
                                               ==============   =============      =============   =============

2001
     Revenues                                  $    1,455,453   $   1,168,206      $   1,373,991   $   1,390,282
                                               ==============   =============      =============   =============

     Net income (loss) allocable to
       Limited partners                        $      157,160   $    (161,898)     $    (463,405)  $    (913,228)
                                               ==============   =============      =============   =============

     Net income (loss) per weighted
       average limited partnership unit        $         0.26   $       (0.27)     $       (0.76)  $       (1.50)
                                               ==============   =============      =============   =============


     (1) The Partnership recorded provisions for bad debts in 2001 of $125,000 in the first quarter, $150,000 in the second quarter, $780,114 in the third quarter and $1,107,190 in the fourth quarter. (2) In the third quarter of 2002 the Partnership reversed the provision for bad debts by $700,000. (3) In the fourth quarter of 2002 the Partnership recorded a one-time adjustment of $2,017,763 of miscellaneous income due to a revised estimate of residual sharing values.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 2002

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     The information required by Item 304 of Regulation S-K was previously filed as part of the Partnership's Current Reports on Form 8-K filed on February 5, 2003.

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

     The officers and directors of the General Partner are as follows:

   Beaufort J.B. Clarke     Chairman, Chief Executive Officer and Director

   Paul B. Weiss            President and Director

   Thomas W. Martin         Executive Vice President and Director

     Beaufort J.B. Clarke, age 56, has been Chairman, Chief Executive Officer and Director of the General Partner since 1996. Prior to his present position, Mr. Clarke was founder and the President and Chief Executive Officer of Griffin Equity Partners, Inc. Mr. Clarke formerly was an attorney with Shearman and Sterling and has over 20 years of senior management experience in the United States leasing industry.

     Paul B. Weiss, age 42, is President and Director of the General Partner. Mr. Weiss has been exclusively engaged in lease acquisitions since 1988 from his affiliations with the General Partner since 1996, Griffin Equity Partners (as Executive Vice President from 1993-1996); Gemini Financial Holdings (as Senior Vice President-Portfolio Acquisitions from 1991-1993) and Pegasus Capital Corporation (as Vice President-Portfolio Acquisitions from 1988-1991). He was previously an investment banker and a commercial banker.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 2002

     Thomas W. Martin, age 49, has been Executive Vice President of the General Partner since 1996. Prior to his present position, Mr. Martin was the Executive Vice President and Chief Financial Officer of Griffin Equity Partners, Inc. (1993-1996), Gemini Financial Holdings (as Senior Vice President from 1992-1993) and Chancellor Corporation (as Vice President-Syndications from 1985-1992). Mr. Martin has 17 years of senior management experience in the leasing business.

Item 11.  Executive Compensation

     The Partnership has no directors or officers. The General Partner and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December 31, 2002, 2001 and 2000.

      Entity              Capacity           Type of Compensation             2002             2001            2000
      ------              --------           --------------------             ----             ----            ----

ICON Capital Corp.      General Partner    Management fees             $       354,788   $      537,237   $     748,178
ICON Capital Corp.      General Partner    Administrative expense
                                             reimbursements                    194,272          339,737         458,930
                                                                       ---------------   --------------   -------------
                                                                       $       549,060   $      876,974   $   1,207,108
                                                                       ===============   ==============   =============

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     (a) The registrant is a limited partnership and therefore does not have voting shares of stock. No person of record owns, or is known by the Partnership to own beneficially, more than 5% of any class of securities of the Partnership.

     (b) As of March 28, 2003, Directors and Officers of the General Partner do not own any equity securities of the Partnership.

     (c) The General Partner owns the equity securities of the Partnership set forth in the following table:

    Title                           Amount Beneficially             Percent
   of Class                               Owned                    of Class
   --------                               -----                    --------

General Partner   Represents initially a 1% and potentially a        100%
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

                                December 31, 2002

Item 13.  Certain Relationships and Related Transactions

     See Item 11 for a discussion of the Partnership's reimbursable management fees and administrative expenses.

     See Note 3 for a discussion of the Partnership's related party investments in joint ventures.

Item 14.  Control and Procedures

     Beaufort J.B. Clarke and Thomas W. Martin, the Principal Executive and Principal Financial Officers, respectively, of ICON Capital Corp. ("ICC"), the General Partner of the Partnership, have evaluated the disclosure controls and procedures of the Partnership within 90 days prior to the filing of this annual report. As used herein, the term "disclosure controls and procedures" has the meaning given to the term by Rule 13a-14 under the Securities Exchange Act of 1934, as amended ("Exchange Act"), and includes the controls and other procedures of the Partnership that are designed to ensure that information required to be disclosed by the Partnership in the reports that it files with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As part of their evaluation, Messrs. Clarke and Martin conferred with the finance and accounting staff of ICC and the finance and accounting staff of ICON Holdings Corp., the parent of ICC. Based upon their evaluation, Messrs. Clarke and Martin have concluded that the Partnership's disclosure controls and procedures provide reasonable assurance that the information required to be disclosed by the Partnership in this report is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms applicable to the preparation of this report.

     There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls subsequent to the evaluation described above conducted by ICC's principal executive and financial officers.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

                                December 31, 2002

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

(b) Reports on Form 8-K

     Form 8-K filed on February 5, 2003
     Item 4. Changes in Registrant's Certifying Accountant

(c)  Exhibits


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


(d)  Unconsolidated Joint Venture Financial Statements

     ICON Receivables 1997-A LLC - as of and for the years ended December 31, 2002 and 2001

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 2002

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

                        ICON CASH FLOW PARTNERS, L.P., Series E
                        File No. 33-44413 (Registrant)
                        By its General Partner, ICON Capital Corp.


Date:  March 28, 2003              /s/ Beaufort J.B. Clarke
                                  ---------------------------------------------
                                  Beaufort J.B. Clarke
                                  Chairman, Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
sole General Partner of the Registrant

Date:   March 28, 2003          /s/ Beaufort J.B. Clarke
                                --- --------------------------------------------
                                Beaufort J.B. Clarke
                                Chairman, Chief Executive Officer and Director


Date:  March 28, 2003           /s/ Paul B. Weiss
                                -----------------------------------------------
                                Paul B. Weiss
                                President and Director


Date:  March 28, 2003           /s/ Thomas W. Martin
                                ------------------------------------------------
                                Thomas W. Martin
                                Executive Vice President
                                (Principal Financial and Accounting Officer)


Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrant Which have not Registered Securities Pursuant to
Section 12 of the Act

     No annual report or proxy material has been sent to security holders. An annual report will be sent to the limited partners and a copy will be forwarded to the Commission.

                              Certifications - 10-K


I, Beaufort J.B. Clarke, certify that:

1. I have reviewed this annual report on Form 10-K of ICON Cash Flow Partners, L.P., Series E;

2. Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  March 28, 2003

/s/ Beaufort J.B. Clarke
-----------------------------
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
sole General Partner of ICON Cash Flow Partners, L.P., Series E

                              Certifications - 10-K


I, Thomas W. Martin, certify that:

1. I have reviewed this annual report on Form 10-K of ICON Cash Flow Partners, L.P., Series E;

2. Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  March 28, 2003

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer of the General Partner of the Registrant) ICON Capital Corp.
sole General Partner of ICON Cash Flow Partners, L.P., Series E

Last printed 3/28/2003 9:48 AM
                                     Page 43
                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 2002

EXHIBIT 99.1

     I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp., the sole General Partner of ICON Cash Flow Partners, L.P., Series E, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Annual Report on Form 10-K for the period ended December 31, 2002 (the "Annual Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners, L.P., Series E.

Dated:  March 28, 2003




                        /s/ Beaufort J.B. Clarke
                        ------------------------------------------------------
                        Beaufort J.B. Clarke
                        Chairman and Chief Executive Officer
                        ICON Capital Corp.
                        sole General Partner of ICON Cash Flow Partners,
                        L.P., Series E

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 2002


EXHIBIT 99.2

     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp., the sole General Partner of ICON Cash Flow Partners, L.P., Series E, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Annual Report on Form 10-K for the period ended December 31, 2002 (the "Annual Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners, L.P., Series E.

Dated:  March 28, 2003




                      /s/ Thomas W. Martin
                      -------------------------------------------------------
                      Thomas W. Martin
                      Executive Vice President (Principal
                      Financial and Accounting Officer)
                      ICON Capital Corp.
                      sole General Partner of ICON Cash Flow Partners,
                      L.P., Series E

                           ICON Receivables 1997-A LLC

                              Financial Statements

                           December 31, 2002 and 2001

                   (With Independent Auditor's Report Thereon)

                          INDEPENDENT AUDITOR'S REPORT


The Members
ICON Receivables 1997-A LLC

We have audited the accompanying balance sheet of ICON Receivables 1997-A LLC (the "Company") as of December 31, 2002, and the related statements of operations, changes in members' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of ICON Receivables 1997-A LLC as of December 31, 2001, were audited by other auditors whose report dated April 15, 2002, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 1, the Company is winding down its portfolio and will distribute available cash to its members when all assets are liquidated and all obligations are paid.

In our opinion, the 2002 financial statements referred to the above present fairly, in all material respects, the financial position of ICON Receivables 1997-A LLC as of December 31 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



                                                      /s/Hays & Company LLP
                                                      ---------------------
                                                       Hays & Company LLP


March 13, 2003
New York, New York

                           ICON Receivables 1997-A LLC

                                 Balance Sheets

                                  December 31,


         Assets                                                2002          2001
                                                               ----          ----

Cash                                                     $    64,889    $   673,740
                                                         -----------    -----------

Investment in finance leases
   Minimum rents receivable                                  684,130      2,984,147
   Estimated unguaranteed residual values                    169,186        269,211
   Unearned income                                           (76,362)      (134,914)
   Allowance for doubtful accounts                          (492,234)    (2,174,224)
                                                            --------     ----------

                                                             284,720        944,220
                                                         -----------    -----------
Other assets                                                 345,152        238,622
                                                         -----------    -----------
Total assets                                             $   694,761    $ 1,856,582
                                                         ===========    ===========
         Liabilities and Members' Equity

Notes payable non-recourse                               $      --      $ 1,157,730
Security deposits, deferred credits and other payables       390,389        549,715
                                                         -----------    -----------
Total liabilities                                            390,389      1,707,445
                                                         -----------    -----------
Commitments and Contingencies

Members' equity                                              304,372        149,137
                                                         -----------    -----------
Total liabilities and members' equity                    $   694,761    $ 1,856,582
                                                         ===========    ===========





See accompanying notes to financial statements.

                           ICON Receivables 1997-A LLC

                            Statements of Operations

                        For the Years Ended December 31,


                                                        2002           2001
                                                        ----           ----

Revenue

   Finance income                                  $    49,798    $   465,049
   Interest income and other                             5,342         56,001
   (Loss) gain on sale of investments                  (12,763)        26,997
                                                       -------         ------

   Total revenues                                       42,377        548,047
                                                      -------         ------
Expenses

   General and administrative and other expenses       119,347        531,747
   Interest expense                                     36,629        195,755
   (Reversal of) provision for doubtful accounts      (268,834)     1,825,000
                                                      -------         ------
   Total expenses                                     (112,858)     2,552,502
                                                      -------         ------
Net income (loss)                                  $   155,235    $(2,004,455)
                                                   ===========    ===========






See accompanying notes to financial statements.

                           ICON Receivables 1997-A LLC

                    Statements of Changes in Members' Equity

                 For the Years Ended December 31, 2002 and 2001



Balance at January 1, 2001                               $ 2,153,592

Net loss                                                  (2,004,455)
                                                          ----------

Balance at December 31, 2001                                 149,137

Net income                                                   155,235
                                                          ----------
Balance at December 31, 2002                             $   304,372
                                                         ===========



See accompanying notes to financial statements.

                           ICON Receivables 1997-A LLC

                            Statements of Cash Flows

                        For the Years Ended December 31,

                                                                       2002           2001
                                                                       ----           ----

Cash flows from operating activities:
   Net income (loss)                                              $   155,235    $(2,004,455)
                                                                  -----------    -----------
   Adjustments to reconcile net income (loss) to
     net cash (used in) provided by operating activities:
       Loss (gain) on sale of investments                              12,763        (26,997)
       (Reversal of) provision for doubtful accounts                 (268,834)     1,825,000
       Changes in operating assets and liabilities:
         Other assets                                                (106,530)       602,179
         Security deposits, deferred credits and other payables      (159,326)    (1,283,114)
         Change in operating assets and liabilities                   238,748      4,476,202

         Total adjustments                                           (283,179)     5,593,270
                                                                 -----------    -----------
       Net cash (used in) provided by operating activities           (127,944)     3,588,815
                                                                 -----------    -----------
Cash flows from investing activities:
   Proceeds from the sale of investments                              676,823        323,574
                                                                 -----------    -----------
       Net cash provided by investing activities                      676,823        323,574
                                                                 -----------    -----------
Cash flows from financing activities:
   Principal payments on notes payable non-recourse                (1,157,730)    (3,858,368)
                                                                 -----------    -----------
       Net cash used in financing activities                       (1,157,730)    (3,858,368)
                                                                 -----------    -----------
Net (decrease) increase in cash                                      (608,851)        54,021

Cash at beginning of year                                             673,740        619,719
                                                                 -----------    -----------
Cash at end of year                                               $    64,889    $   673,740
                                                                  ===========    ===========


Supplemental information-interest paid                            $    36,629    $   194,555
                                                                  ===========    ===========



See accompanying notes to financial statements.

                           ICON Receivables 1997-A LLC

                          Notes to Financial Statements

                                December 31, 2002

1.       Organization

     ICON Receivables 1997-A LLC (the "Company"), was formed in March 1997 and commenced business operations in 1997. In 1997, ICON Cash Flow Partners, L.P., Series D ("Series D"), ICON Cash Flow Partners, L.P., Series E ("Series E"), ICON Cash Flow Partners L.P. Six ("L.P. Six") and ICON Cash Flow Partners L.P. Seven ("L.P. Seven") contributed and assigned equipment leases and finance receivables and residuals to the Company. The financial statements reflect the Company's management of such contributed assets. Since its formation, the Company has not entered into any new transactions other than owning and managing the assets contributed for the benefit of the members. The Company is managed by the General Partner of each of the Company's members. The Company is winding down its portfolio and will distribute available cash to its members when all assets are liquidated and all obligations are paid.

2.       Significant Accounting Policies

     Basis of Accounting and Presentation - The Company's records are maintained on the accrual basis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include the allowance for doubtful accounts and unguaranteed residual values. Management believes that the estimates and assumptions utilized in preparing its financial statements are reasonable and prudent. In addition, management is required to disclose contingent assets and contingent liabilities. Actual results could differ from those estimates.

     Leases and Revenue Recognition - The Company's leases are accounted for as finance leases. As such, the Company recorded, at the inception of the lease, the total minimum lease payments receivable, the estimated unguaranteed residual values and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the terms of the related leases using the interest method.

     Investment in Financings - Investment in financings represented the gross receivables due from the financing of equipment less the related unearned income. The unearned income was recognized as finance income over the terms of the receivables using the interest method.

     Allowance for Doubtful Accounts - The Company records a provision for doubtful accounts to provide for estimated credit losses in the portfolio. The allowance for doubtful accounts is based on an analysis of delinquency, an assessment of overall risk and a review of historical loss experience. The Company's write-off policy is based on an analysis of the aging of the Company's portfolio, a review of the non-performing receivables and leases, and prior collection experience. An account is fully reserved or written off when the analysis indicates that the probability of collection of the account is remote.

                           ICON Receivables 1997-A LLC

                                December 31, 2002

     Income Taxes - No provision for income taxes has been recorded since the liability for such taxes is that of each of the members rather than the Company. The Company's income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any could adjust the individual income taxes of the members.

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

     The Company measures its impairment loss as the amount by which the carrying amount of the residual value exceeds the estimated proceeds to be received by the Company from re-lease or sale of the equipment.

3.   Finance Lease Receivables

     Non-cancelable minimum annual rental amounts due on finance leases at December 31, 2002 are as follows:

           Year Ending
          December 31,               Amount
          ------------              -------

             2003                   $ 666,116
             2004                      18,014
                                    ---------

                                    $ 684,130
                                    =========

     The Company's allowance for doubtful accounts relates to a significant amount of past due receivables which are reflected in the above table as due in 2003.

                           ICON Receivables 1997-A LLC

                                December 31, 2002

4.   Allowance for Doubtful Accounts

     The allowance for doubtful accounts related to the investments in finance leases and financings consisted of the following:

                                                      Finance
                                                      Leases      Financings        Total
                                                      ------      ----------        -----

Balance at January 1, 2001                        $   786,560    $   802,699    $ 1,589,259

    Accounts written-off                             (437,336)      (802,699)    (1,240,035)
    Provision for doubtful accounts                 1,825,000           --        1,825,000
                                                    ---------    -----------    -----------

Balance at December 31, 2001                        2,174,224           --        2,174,224

    Accounts written-off                           (1,413,156)          --       (1,413,156)
    Reversal of provision for doubtful accounts      (268,834)          --         (268,834)
                                                     --------    ------------   -----------

Balance at December 31, 2002                      $   492,234    $      --      $   492,234
                                                  ===========    ============   ===========




5.   Notes Payable

     The notes payable are non-recourse, bear interest at rates ranging from 6.435% to 6.95% and are secured by and payable from the collections of finance lease receivables and proceeds from the sales of residuals.

6.       Other Assets

     Other assets include amounts due from affiliates of $345,152 and $206,421 at December 31, 2002 and 2001, respectively, which represent amounts collected by an affiliate on the Company's behalf.