Form 10-Q
period 2003-03-31
ICON CASH FLOW PARTNERS L P SERIES E
filed 2003-05-12
CIK 881788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended                   March 31, 2003
                               -------------------------------------------------


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


                                 (212)418-4700
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code


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

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                      Condensed Consolidated Balance Sheets

                                                 March 31,       December 31,
                                                   2003             2002
                                                   ----             ----
                                                (unaudited)

       Assets

Cash and cash equivalents                      $    249,090    $    746,808
                                               ------------    ------------

Investment in finance leases
   Minimum rents receivable                       1,879,361       2,590,191
   Estimated unguaranteed residual values         2,581,041       3,197,247
   Unearned income                                  (92,905)       (120,426)
   Allowance for doubtful accounts                 (488,165)       (488,165)
                                               ------------    ------------

                                                  3,879,332       5,178,847
                                               ------------    ------------


Investment in operating leases
   Equipment at cost                             20,707,984      21,554,842
   Accumulated depreciation                      (7,157,950)     (7,261,999)
                                               ------------    ------------
                                                 13,550,034      14,292,843
                                               ------------    ------------

Investment in financings
   Receivables due in installments                2,776,806       3,157,773
   Unearned income                                  (52,162)        (81,826)
   Allowance for doubtful accounts               (1,331,570)     (1,331,570)
                                               ------------    ------------
                                                  1,393,074       1,744,377
                                               ------------    ------------

Investments in unconsolidated joint ventures        205,110         216,489
                                               ------------    ------------

Other assets, net                                   148,380         328,030
                                               ------------    ------------

Total assets                                   $ 19,425,020    $ 22,507,394
                                               ============    ============






                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                Condensed Consolidated Balance Sheets (Continued)



                                                            March 31,      December 31,
                                                             2003             2002
                                                             ----             ----
                                                          (unaudited)

       Liabilities and Partners' Equity


Notes payable - non-recourse                             $ 10,093,494    $ 11,352,510
Security deposits, deferred credits and other payables        685,183       1,667,953
Deferred income                                               481,965         483,436
Accounts payable - General Partner and affiliate              567,166         529,572
Minority interests in consolidated joint ventures             123,894         178,217
                                                         ------------    ------------

   Total liabilities                                       11,951,702      14,211,688
                                                         ------------    ------------

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner                                           (444,992)       (436,768)
   Limited partners (607,856 units outstanding,
     $100 per unit original issue price)                    7,918,310       8,732,474
                                                         ------------    ------------

Total partners' equity                                      7,473,318       8,295,706
                                                         ------------    ------------

Total liabilities and partners' equity                   $ 19,425,020    $ 22,507,394
                                                         ============    ============















See accompanying notes to condensed consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                 Condensed Consolidated Statements of Operations

                      For the Three Months Ended March 31,

                                   (unaudited)



                                                                 2003           2002
                                                             -----------    -----------
Revenues

Finance income                                               $   304,637    $   342,292
Rental income                                                    249,001        694,918
Gain (loss) on sales of equipment                                310,917        (80,084)
Interest income and other                                        198,439         11,993
Loss from investments in
     unconsolidated joint ventures                               (11,379)        (6,306)
                                                             -----------    -----------

   Total revenues                                              1,051,615        962,813
                                                             -----------    -----------

Expenses

   Depreciation                                                  399,967        525,970
   Interest                                                      308,627        439,640
   General and administrative                                    204,904        146,376
   Management fees - General Partner                              97,972        110,184
   Administrative expense reimbursements - General Partner        74,179         63,657
   Amortization of initial direct costs and other                  6,094         23,385
   Minority interest (income) expense in consolidated
     joint ventures                                              (54,322)         8,471
                                                             -----------    -----------

   Total expenses                                              1,037,421      1,317,683
                                                             -----------    -----------


Net income (loss)                                            $    14,194    $  (354,870)
                                                             ===========    ===========


Net income (loss) allocable to:

   Limited partners                                          $    14,052    $  (351,321)
   General Partner                                                   142         (3,549)
                                                             -----------    -----------

                                                             $    14,194    $  (354,870)
                                                             ===========    ===========


Weighted average number of limited
   partnership units outstanding                                 607,856        607,856
                                                             ===========    ===========

Net income (loss) per weighted average
   limited partnership unit                                  $       .02    $     (0.58)
                                                             ===========    ===========


See accompanying notes to condensed consolidated financial statements.



                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

        Condensed Consolidated Statements of Changes in Partners' Equity

                    For the Three Months Ended March 31, 2003

                                   (unaudited)



                             Limited Partner Distributions

                                Return of   Investment           Limited        General
                                 Capital      Income            Partners        Partner        Total
                                 -------      ------            --------        -------        -----
                              (Per weighted average unit)

Balance at
   January 1, 2003                                            $ 8,732,474    $  (436,768)   $ 8,295,706

Cash distribution
   to partners                   $ 1.34       $ .02              (828,216)        (8,366)      (836,582)

Net income                                                         14,052            142         14,194
                                                              -----------    -----------    -----------

Balance at
   March 31, 2003                                             $ 7,918,310    $  (444,992)   $ 7,473,318
                                                              ===========    ===========    ===========













See accompanying notes to condensed consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                 Condensed Consolidated Statements of Cash Flows

                      For the Three Months Ended March 31,

                                   (unaudited)




                                                                    2003            2002
                                                                    ----            ----


Cash flows from operating activities:
   Net income (loss)                                            $    14,194    $  (354,870)
                                                                -----------    -----------
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Depreciation                                                 399,967        525,970
       Rental income - paid directly to lenders by lessees         (225,000)      (615,000)
       Finance income portion of receivables paid directly
         to lenders by lessees                                      (14,886)       (73,779)
       Amortization of initial direct costs                           6,094         23,385
       (Gain) loss on sales of equipment                           (310,917)        80,084
       Interest expense on non-recourse financing paid
         directly by lessees                                        294,390        346,868
       Loss from investments in unconsolidated joint ventures        11,379          6,306
       Minority interest (income) expense                           (54,322)         8,471
       Changes in operating assets and liabilities, net             969,194      2,454,909
                                                                -----------    -----------

           Total adjustments                                      1,075,899      2,757,214
                                                                -----------    -----------

       Net cash provided by operating activities                  1,090,093      2,402,344
                                                                -----------    -----------

Cash flows from investing activities:
   Proceeds from sales of equipment                                 437,352        139,266
                                                                -----------    -----------

       Net cash provided by investing activities                    437,352        139,266
                                                                -----------    -----------

Cash flows from financing activities:
   Principal payments on non-recourse debt                       (1,188,581)    (2,216,466)
   Cash distributions to partners                                  (836,582)      (821,655)
                                                                -----------    -----------

       Net cash used in financing activities                     (2,025,163)    (3,038,121)
                                                                -----------    -----------

Net (decrease) in cash and cash equivalents                        (497,718)      (496,511)

Cash and cash equivalents at beginning of period                    746,808      1,363,922
                                                                -----------    -----------

Cash and cash equivalents at end of period                      $   249,090    $   867,411
                                                                ===========    ===========



See accompanying notes to condensed consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

           Condensed Consolidated Statements of Cash Flows (Continued)

Supplemental Disclosures of Cash Flow Information
-------------------------------------------------

     During the three months ended March 31, 2003 and 2002, non-cash activities included the following:

                                                            2003          2002
                                                            ----          ----

Principal and interest on direct finance receivables
   paid directly to lenders by lessees                 $   139,825   $  920,960
Rental income on operating lease receivables
   paid directly to lender by lessee                      225,000      615,000
Principal and interest on non-recourse
   debt paid directly by lessees                          (364,825)  (1,535,960)
                                                       -----------    ----------

                                                       $     --      $     --
                                                       ===========   ===========

     Interest expense of $308,627 and $439,640 for the three months ended March 31, 2003 and 2002, respectively, consisted of interest expense on non-recourse financing accrued or paid directly to lenders by lessees of $294,390 and $346,868, respectively, and interest expense on other non-recourse debt of $14,237 and $92,772, respectively.
























See accompanying notes to condensed consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

              Notes to Condensed Consolidated Financial Statements

                                 March 31, 2003
                                   (unaudited)

1.   Basis of Presentation

     The condensed consolidated financial statements of ICON Cash Flow Partners, L.P., Series E (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 2002 Annual Report on Form 10-K. Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

2.   Disposition Period

     The Partnership's reinvestment period ended on July 31, 1998 and the disposition period commenced on August 1, 1998. During the disposition period, the Partnership has and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and continue the orderly termination of its operations and affairs. The Partnership will not invest in any additional finance or lease transactions during the disposition period.

3.   Related Party Transactions

     Fees paid or accrued by the Partnership to the General Partner or its affiliates for the three months ended March 31, 2003 and 2002 are as follows:


                            2003      2002
                            ----      ----

Management fees          $ 97,972   $110,184   Charged to operations
Administrative expense
  reimbursements           74,179     63,657   Charged to operations
                         --------   --------

Total                    $172,151   $173,841
                         ========   ========

     The Partnership has investments in five ventures with other partnerships sponsored by the General Partner. (See Note 4 for additional information relating to the joint ventures.)

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

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

     ICON Cash Flow Partners L.L.C. I
     --------------------------------

     In September 1994, the Partnership and an affiliate, ICON Cash Flow Partners L.P. Six ("L.P. Six"), formed a joint venture, ICON Cash Flow Partners L.L.C. I, ("ICON Cash Flow LLC I")for the purpose of acquiring and managing an aircraft subject to an operating lease with a U.S. based commercial airline. In 1997, the aircraft was remarketed to Aeromexico under a lease which expired in October 2002. In November 2002 an extension agreement was consummated with Aeromexico. The lease extension terms call for a 15 month rental at $75,000 per month. At the end of the 15 months, Aeromexico has an option to renew for two twelve-month renewal periods at the then current fair market value rental rate. The Partnership and L.P. Six acquired interests of 99% and 1%, respectively, in ICON Cash Flow LLC I. ICON Cash Flow LLC I acquired the aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and L.P. Six. Profits, losses, excess cash and disposition proceeds are allocated 99% to the Partnership and 1% to L.P. Six. The Partnership's consolidated financial statements include 100% of the assets, liabilities, revenues and expenses of ICON Cash Flow LLC I. L.P. Six's investment in ICON Cash Flow LLC I is reflected as minority interest in joint venture on the Partnership's consolidated balance sheets and as minority interest (income) expense on the consolidated statements of operations.

     ICON Receivables 1997-B LLC
     ---------------------------

     In August 1997, the Partnership and its affiliates, L.P. Six and ICON Cash Flow Partners L.P. Seven ("L.P. Seven"), formed ICON Receivables 1997-B LLC ("1997-B"). The Partnership, L.P. Six and L.P. Seven each contributed cash, equipment leases and residuals and received a 75%, 8.33% and 16.67% interest respectively, in 1997-B. The Partnership's consolidated financial statements include 100% of the assets and liabilities and revenues and expenses of 1997-B. L.P. Six and L.P. Seven's investments in 1997-B has been reflected as minority interests in consolidated joint ventures on the consolidated statements of operations.

     Investments in Unconsolidated Joint Ventures

     The three joint ventures described below are less than 50% owned and are accounted for following the equity method.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

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

     Information as to the unaudited financial position of ICON Cash Flow LLC II as of March 31, 2003 and December 31, 2002 and the results of operations for the three months ended March 31, 2003 and 2002 is summarized below:

                                         March 31, 2003      December 31, 2002
                                         --------------      -----------------

Assets                                    $15,362,919          $ 15,750,363
                                          ===========          ============

Liabilities                               $ 8,970,597          $  8,932,485
                                          ===========          ============

Equity                                    $ 6,392,322          $  6,817,878
                                          ===========          ============

Partnership's share of equity             $    63,923          $     68,179
                                          ===========          ============

                                       Three Months Ended   Three Months Ended
                                         March 31, 2003        March 31, 2002
                                       -------------------     ------------

Net loss                                  $  (425,556)         $    (31,787)
                                          ===========          ============

Partnership's share of net loss           $    (4,256)         $       (319)
                                          ===========          ============

     ICON Cash Flow Partners L.L.C. III
     ----------------------------------

     In December 1996,the Partnership and an affiliate, L.P. Seven, formed ICON Cash Flow Partners L.L.C. III ("ICON Cash Flow LLC III"), for the purpose of acquiring and managing an aircraft currently on lease to Continental Airlines, Inc. subject to a leveraged lease that expired on April 30th 2003. Effective May 1, 2003,

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

        Notes to Unaudited Consolidated Financial Statements - Continued

the aircraft was leased to a new lessee,World Airlines, Inc. for an eight month term and an option for an additional four months. The Partnership and L.P. Seven contributed 1% and 99% of the cash required for such acquisition, respectively, to ICON Cash Flow LLC III. ICON Cash Flow LLC III acquired the aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and L.P. Seven. The Partnership accounts for its investment in ICON Cash Flow LLC III under the equity method of accounting.

     Information as to the unaudited financial position of ICON Cash Flow LLC III as of March 31, 2003 and December 31, 2002 and the results of operations for the three months ended March 31, 2003 and 2002 is summarized below:

                                        March 31, 2003       December 31, 2002
                                        --------------       -----------------

  Assets                                  $ 5,455,943          $  5,337,603
                                          ===========          ============

  Liabilities                             $      --            $      --
                                          ===========          ============

  Equity                                  $ 5,455,943          $  5,337,603
                                          ===========          ============

  Partnership's share of equity           $    54,559          $     53,376
                                          ===========          ============

                                      Three Months Ended    Three Months Ended
                                        March 31, 2003        March 31, 2002
                                        --------------        --------------

  Net income                              $   118,340          $    121,700
                                          ===========          ============

  Partnership's share of net income       $     1,183          $      1,217
                                          ===========          ============

      ICON Receivables 1997-A LLC
      ---------------------------

     In March 1997, the Partnership and its affiliates, ICON Cash Flow Partners, L.P., Series D ("Series D") and L.P. Six, contributed and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A LLC ("1997-A"). In September 1997, the Partnership, L.P. Six and L.P. Seven contributed and assigned additional equipment lease and finance receivables and residuals to 1997-A. As of March 31, 2003, the Partnership, Series D, L.P. Six and L.P. Seven own 31.19%, 17.81%, 31.03% and 19.97% interests, respectively, in 1997-A. The Partnership accounts for its investment in 1997-A under the equity method of accounting.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

        Notes to Unaudited Consolidated Financial Statements - Continued

     Information as to the unaudited financial position of 1997-A as of March 31, 2003 and December 31, 2002 and the results of operations for the three months ended March 31, 2003 and 2002 is summarized below:

                                         March 31, 2003     December 31, 2002
                                         --------------     -----------------

 Assets                                   $   768,393          $    694,761
                                          ===========          ============

 Liabilities                              $   490,652          $    390,389
                                          ===========          ============

 Equity                                   $   277,741          $    304,372
                                          ===========          ============

 Partnership's share of equity            $    86,628          $     94,934
                                          ===========          ============

                                       Three Months Ended   Three Months Ended
                                         March 31, 2003       March 31, 2002
                                         --------------       --------------

 Net loss                                 $   (26,631)         $    (23,095)
                                          ===========          ============

 Partnership's share of net loss          $    (8,306)         $     (7,204)
                                          ===========          ============

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                 March 31, 2003

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     Forward-Looking Information - The following discussion and analysis should be read in conjunction with the audited financial statements dated December 31, 2002. Certain statements within this document may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and similar expressions. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Although the Partnership believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

Results of Operations for the Three Months Ended March 31, 2003 and 2002

     Revenues for the three months ended March 31, 2003 ("2003 Quarter") were $1,051,615, representing an increase of $88,802 or 9% from the three months ended March 31, 2002 ("2002 Quarter"). The increase in revenues resulted primarily from an increase in gain on sales of equipment of $391,001 from a loss of $80,084 to a gain of $310,917. Interest and other income also increased by $186,446,which was primarily due to a one-time adjustment based on a revised estimate of residual notes obligations outstanding. These increases were partially offset by a decrease in rental income of $445,917, which is primarily the result of reduced rentals on the Aeromexico lease.

     Expenses for the 2003 Quarter were $1,037,421, representing a decline of $280,262 or 21% from the 2002 Quarter. The decline in expenses was partially a result of a decrease in interest expense of $131,013. The decrease in interest expense resulted from a decrease in the average debt outstanding from 2002 to 2003. Additionally, depreciation expense decreased by $126,003 during the 2003 Quarter which was primarily due to the termination of an operating lease. In addition, minority interest expense decreased by $62,793 to income of $54,322. This resulted from losses in the Partnership's consolidated joint ventures in the 2003 Quarter versus income in the 2002 Quarter. Offsetting these increases was an increase in general and administrative expenses of $58,528, due to an increase in professional fees.

     Net income (loss) for the 2003 Quarter and the 2002 Quarter was $14,194 and $(354,870), respectively. The net income (loss) per weighted average limited partnership unit outstanding was $.02 and $(.58) for the 2003 Quarter and 2002 Quarter, respectively.

Liquidity and Capital Resources

     The Partnership's primary sources of funds for the three months ended March 31, 2003 was net cash provided by operating activities of $1,090,093 and proceeds from sales of equipment of $437,352. These funds were used to fund cash distributions and debt repayments.

     Cash distributions to limited partners for the 2003 Quarter and 2002 Quarter totaled $828,216 and $813,520, respectively.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                 March 31, 2003

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

     As of March 31, 2003, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on liquidity. As cash is realized from operations and sales of equipment, the Partnership will distribute substantially all available cash, after retaining sufficient cash to meet its reserve requirements and recurring obligations. We do not consider the impact of inflation to be material in the analysis of our overall operations.

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

     The Partnership manages its exposure to equipment and residual risk by monitoring the market and maximizing the re-marketing proceeds received through re-leasing or sale of equipment.

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

                                 March 31, 2003

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


Item 1.  Legal Proceedings


     The Company, from time-to-time, in the ordinary course of business, commences legal actions when necessary to protect or enforce the rights of the Partnership. We are not a defendant party to any litigation and are not aware of any pending or threatened litigation against the Partnership.


Item 6.   Exhibits and Reports on Form 8-K


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

                                    ICON Cash Flow Partners, L.P., Series E
                                    File No. 33-44413 (Registrant)
                                    By its General Partner,
                                    ICON Capital Corp.




       May 12, 2003               /s/ Thomas W. Martin
-----------------------------     --------------------------------------------
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

Dated:  May 12, 2003

/s/ Beaufort J.B. Clarke
-----------------------------
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
sole General Partner of ICON Cash Flow Partners, L.P., Series E

                              Certifications - 10-Q

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

Dated:  May 12, 2003

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer of the General Partner of the Registrant) ICON Capital Corp.
sole General Partner of ICON Cash Flow Partners, L.P., Series E

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                 March 31, 2003

EXHIBIT 99.1

I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp, the sole General Partner of ICON Cash Flow Partners, L.P., Series E, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended March 31, 2003 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners, L.P., Series E.

Dated:  May 12, 2003



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

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                 March 31, 2003

EXHIBIT 99.2

I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp, the sole General Partner of ICON Cash Flow Partners, L.P., Series E, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended March 31, 2003 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners, L.P., Series E.

Dated:  May 12, 2003




        /s/ Thomas W. Martin
        -------------------------------------------------------
        Thomas W. Martin
        Executive Vice President (Principal
        Financial and Accounting Officer)
        ICON Capital Corp.
        sole General Partner of ICON Cash Flow Partners, L.P., Series E