Form 10-Q
period 2003-06-30
ICON CASH FLOW PARTNERS L P SERIES E
filed 2003-08-13
CIK 881788

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                       June 30, 2003
                              --------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number                      0-27912
                      ----------------------------------------------------------

               ICON Cash Flow Partners, L.P., Series E
--------------------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)


         Delaware                                        13-3635208
--------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

100 Fifth Avenue, New York, New York                         10011
--------------------------------------------------------------------------------
Address of principal executive offices)                    (Zip code)


                              (212) 418-4700
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicated by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). [ ] Yes [x] No

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                      Condensed Consolidated Balance Sheets


                                                       June 30,     December 31,
                                                         2003          2002
                                                         ----          ----
                                                      (unaudited)

         Assets

Cash and cash equivalents                         $     314,312   $    746,808
                                                  -------------   ------------

Investment in finance leases
   Minimum rents receivable                           1,845,942      2,590,191
   Estimated unguaranteed residual values, net        2,501,849      3,197,247
   Unearned income                                      (72,826)      (120,426)
   Allowance for doubtful accounts                     (488,165)      (488,165)
                                                  -------------   ------------

                                                      3,786,800      5,178,847
                                                  -------------   ------------

Investment in operating leases
   Equipment at cost                                 20,707,984     21,554,842
   Accumulated depreciation                          (7,557,917)    (7,261,999)
                                                  -------------   ------------

                                                     13,150,067     14,292,843

Investment in financings
   Receivables due in installments                    2,637,947      3,157,773
   Unearned income                                      (31,035)       (81,826)
   Allowance for doubtful accounts                   (1,331,570)    (1,331,570)
                                                  -------------   ------------

                                                      1,275,342      1,744,377
                                                  -------------   ------------

Investments in unconsolidated joint ventures            196,801        216,489
                                                  -------------   ------------

Other assets, net                                        99,246        328,030
                                                  -------------   ------------

Total assets                                      $  18,822,568   $ 22,507,394
                                                  =============   ============





                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series E
                       (A Delaware Limited Partnership)

                Condensed Consolidated Balance Sheets - Continued


                                                            June 30,      December 31,
                                                              2003           2002
                                                              ----           ----
                                                           (unaudited)

         Liabilities and Partners' Equity


Notes payable - non-recourse                            $  9,876,724   $ 11,352,510
Security deposits, deferred credits and other payables       709,493      1,667,953
Deferred income                                              916,996        483,436
Accounts payable - General Partner and affiliate             561,065        529,572
Minority interests in consolidated joint ventures            117,600        178,217
                                                        ------------    -----------

      Total liabilities                                   12,181,878     14,211,688
                                                        ------------    -----------

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner                                          (453,318)      (436,768)
   Limited Partners (607,856 units outstanding,
     $100 per unit original issue price)                   7,094,008      8,732,474
                                                        ------------   ------------

Total partners' equity                                     6,640,690      8,295,706
                                                        ------------   ------------

Total liabilities and partners' equity                  $ 18,822,568   $ 22,507,394
                                                        ============   ============
















See accompanying notes to condensed consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                         (A Delaware Limited Partnership)

                 Condensed Consolidated Statements of Operations

                                  (unaudited)


                                                        For the Three Months         For the Six Months
                                                           Ended June 30,              Ended June 30,

                                                      2003           2002          2003           2002
                                                      ----           ----          ----           ----

Revenues
  Rental income                                     $ 266,147   $  701,907    $    515,148    $ 1,396,825
  Finance income                                      105,627      228,309         410,264        570,601
  Gain (loss) on sales of equipment                     1,804        4,801         312,721        (75,283)
  Interest income and other                               212          302         198,651         12,293
  Loss from investments in
    unconsolidated joint ventures                      (8,309)      (8,659)        (19,688)       (14,963)
                                                    ---------   ----------     -----------    -----------

  Total revenues                                      365,481      926,660       1,417,096      1,889,473
                                                    ---------   ----------    ------------    -----------

Expenses
  Depreciation                                        399,966      483,969         799,933      1,009,939
  Interest                                            284,722      266,621         593,349        706,260
  General and administrative                          115,776      190,185         320,680        336,562
  Management fees - General Partner                    50,819       96,498         148,791        206,682
  Administrative expense reimbursements -
     General Partner                                   23,386       49,188          97,565        112,905
  Amortization of initial direct costs and other        2,271       15,428           8,365         38,813
  Minority interest income
     in consolidated joint ventures                    (6,294)    (120,371)        (60,616)      (111,840)
  Provision for bad debts                                 -        440,000             -          440,000
                                                    ---------   ----------    ------------    -----------

  Total expenses                                      870,646    1,421,518       1,908,067      2,739,321
                                                    ---------   ----------    ------------    -----------

Net loss                                            $(505,165)  $ (494,858)   $   (490,971)   $  (849,848)
                                                    =========   ==========    ============    ===========

Net loss allocable to:
  Limited Partners                                  $(500,113)  $ (489,909)   $   (486,061)   $  (841,350)
  General Partner                                      (5,052)      (4,949)         (4,910)        (8,498)
                                                    ---------   ----------    ------------    -----------

                                                    $(505,165)  $ (494,858)   $   (490,971)   $  (849,848)
                                                    =========   ==========    ============    ===========
Weighted average number of limited
  partnership units outstanding                        607,856     607,856         607,856        607,856
                                                    ==========  ==========    ============    ===========

Net loss per weighted average
  limited partnership unit                          $    (.82)  $     (.81)   $       (.80)   $     (1.38)
                                                    ==========  ==========    ============    ===========



See accompanying notes to condensed consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                         (A Delaware Limited Partnership)

          Condensed Consolidated Statement of Changes in Partners' Equity

                      For the Six Months Ended June 30, 2003

                                   (unaudited)





                       Limited Partner Distributions
                       ----------------------------

                          Return of     Investment        Limited         General
                           Capital        Income         Partners         Partner        Total
                           -------        ------         --------         ------         -----

                        (Per weighted average unit)
Balance at
   January 1, 2003                                      $ 8,732,474    $ (436,768)   $  8,295,706

Cash distributions
   to partners           $    1.90     $    -            (1,152,405)      (11,640)     (1,164,045)

Net loss                                                   (486,061)       (4,910)       (490,971)
                                                        -----------    ----------    ------------

Balance at
   June 30, 2003                                        $ 7,094,008    $ (453,318)   $  6,640,690
                                                        ===========    ==========    ============





















See accompanying notes to condensed consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                         (A Delaware Limited Partnership)

                Condensed Consolidated Statements of Cash Flows

                         For the Six Months Ended June 30,

                                   (unaudited)


                                                                            2003           2002
                                                                            ----           ----

Cash flows from operating activities:
   Net loss                                                            $  (490,971)   $  (849,848)
                                                                       -----------    -----------
   Adjustments to
     reconcile net loss to net cash provided by operating activities:
       Depreciation                                                        799,933      1,009,939
       Rental income - paid directly to lenders by lessees                (450,000)    (1,230,000)
       Provision for bad debts                                                -           440,000
       Finance income portion of receivables paid directly
         to lenders by lessees                                             (24,965)      (101,728)
       Amortization of initial direct costs                                  8,365         38,813
       (Gain) loss on sales of equipment                                  (312,721)        75,283
       Interest expense on non-recourse financing paid
         directly by lessees                                               570,239        550,850
       Loss from investments in unconsolidated joint ventures               19,688         14,963
       Minority interest in consolidated joint ventures                    (60,616)      (111,840)
       Changes in operating assets and liabilities, net                  1,003,687      3,645,273
                                                                       -----------    -----------

         Total adjustments                                               1,553,610      4,331,553
                                                                       -----------    -----------

       Net cash provided by operating activities                         1,062,639      3,481,705
                                                                       -----------    -----------

Cash flows from investing activities:
   Proceeds from sales of equipment                                        473,790        227,955
                                                                       -----------    -----------











                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series E
                          (A Delaware Limited Partnership)

            Condensed Consolidated Statements of Cash Flows - Continued

                        For the Six Months Ended June 30,

                                  (unaudited)


                                                         2003            2002
                                                         ----            ----

Cash flows from financing activities:
   Principal payments on non-recourse debt              (804,880)    (3,612,272)
   Cash distributions to partners                     (1,164,045)      (975,254)
                                                     -----------     ----------

       Net cash used in financing activities          (1,968,925)    (4,587,526)
                                                     -----------     ----------

Net decrease in cash and cash equivalents               (432,496)      (877,866)

Cash and cash equivalents at beginning of period         746,808      1,363,922
                                                     -----------    -----------

Cash and cash equivalents at end of period           $   314,312    $   486,056
                                                     ===========    ===========


























                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

          Condensed Consolidated Statements of Cash Flows - Continued


Supplemental Disclosures of Cash Flow Information
-------------------------------------------------

     During the six months ended June 30, 2003 and 2002, non-cash activities included the following:

                                                          2003           2002
                                                          ----           ----
Principal and interest on direct finance receivables
   paid directly to lenders by lessees                $ 186,220     $ 1,113,313
Rental income on operating lease receivables
   paid directly to lender by lessees                   450,000       1,230,000
Principal and interest on non-recourse
   debt paid directly by lessees                       (636,220)     (2,343,313)
                                                      ---------     -----------
                                                      $    -        $     -
                                                      ---------     -----------

Non-recourse debt assumed by lessees upon
   lease termination                                  $ 604,925     $     -
                                                      =========     ===========

     Interest expense of $593,349 and $706,260 for the six months ended June 30, 2003 and 2002, respectively, consisted of interest expense on non-recourse financing accrued or paid directly to lenders by lessees of $570,239 and $550,850, respectively, and interest expense on other non-recourse debt of $23,110 and $155,410, respectively.




















See accompanying notes to condensed consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

               Notes to Condensed Consolidated Financial Statements

                                June 30, 2003
                                 (unaudited)

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

     The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut Corporation. The General Partner manages and controls the business affairs of the Partnership's equipment, leases and financing transactions under a management agreement with the Partnership.

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

3.   Related Party Transactions

     Fees paid or accrued by the Partnership to the General Partner or its affiliates for the six months ended June 30, 2003 and 2002 are as follows:

                                2003          2002
                                ----          ----

 Management fees          $   148,791      $  206,682    Charged to operations
 Administrative expense
   reimbursements              97,565         112,905    Charged to operations
                          -----------      ----------

 Total                    $   246,356      $  319,587
                          ===========      ==========

     The Partnership has investments in five ventures with other partnerships sponsored by the General Partner. (See Note 4 for additional information relating to the ventures).

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

     ICON Cash Flow Partners L.L.C. I
     --------------------------------

     In September 1994, the Partnership and an affiliate, ICON Cash Flow Partners L.P. Six ("L.P. Six"), formed a joint venture, ICON Cash Flow Partners L.L.C. I, ("ICON Cash Flow LLC I') for the purpose of acquiring and managing an aircraft subject to an operating lease with a U.S. based commercial airline. In 1997, the aircraft was remarketed to Aeromexico under a lease which expired in October 2002. In November 2002 an extension agreement was consummated with Aeromexico. The lease extension terms call for a 15 month rental at $75,000 per month. At the end of the 15 months, Aeromexico has an option to renew for two twelve-month renewal periods at the then current fair market value rental rate. The Partnership and L.P. Six acquired interests of 99% and 1%, respectively, in ICON Cash Flow LLC I. ICON Cash Flow LLC I acquired the aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and L.P. Six. Profits, losses, excess cash and disposition proceeds are allocated 99% to the Partnership and 1% to L.P. Six. The Partnership's condensed consolidated financial statements include 100% of the assets, liabilities, revenues and expenses of ICON Cash Flow LLC I. L.P. Six's investment in ICON Cash Flow LLC I is reflected as minority interest in joint venture on the Partnership's condensed consolidated balance sheets and as minority interest income on the condensed consolidated statements of operations.

     ICON Receivables 1997-B LLC
     ---------------------------

     In August 1997, the Partnership and its affiliates, L.P. Six and ICON Cash Flow Partners L.P. Seven ("L.P. Seven"), formed ICON Receivables 1997-B LLC ("1997-B"). The Partnership, L.P. Six and L.P. Seven each contributed cash, equipment leases and residuals and received a 75%, 8.33% and 16.67% interest respectively, in 1997-B. The Partnership's condensed consolidated financial statements include 100% of the assets, liabilities, revenues and expenses of 1997-B. L.P. Six and L.P. Seven's investments in 1997-B has been reflected as minority interests in consolidated joint ventures on the condensed consolidated balance sheets and minority interest income in consolidated joint ventures on
the  condensed   consolidated   statements   of   operations.


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

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

          Notes to Condensed Consolidated Financial Statements - Continued

     ICON Cash Flow Partners L.L.C. II
     ---------------------------------

     In March 1995, the Partnership and an affiliate, L.P. Six, formed ICON Cash Flow Partners L.L.C. II, ("ICON Cash Flow LLC II"), for the purpose of acquiring and managing an aircraft subject to an operating lease with a U.S. based commercial airline. In 1997, upon the scheduled termination of the lease, the aircraft was remarketed to Aeromexico under a lease that expired in November 2002. At that time an extension agreement was consummated with Aeromexico. The lease extention terms call for a 15 month rental at $75,000 per month. At the end of the 15 months, Aeromexico has an option to renew for two twelve-month renewal periods at the then current fair market value rental rate. The Partnership and L.P. Six acquired interests of 1% and 99%, respectively, in ICON Cash Flow LLC II. ICON Cash Flow LLC II acquired the aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and L.P. Six. Profits, losses, excess cash and disposition proceeds are allocated 1% to the Partnership and 99% to L.P. Six. The Partnership's investment in the joint venture is accounted for under the equity method whereby the Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions. The outstanding non-recourse debt at June 30, 2003 was $8,961,195.

     Information as to the unaudited results of operations for the six months ended June 30, 2003 and 2002 is summarized below:

                                     Six Months Ended    Six Months Ended
                                      June 30, 2003        June 30, 2002
                                      -------------        -------------

 Net loss                             $    (840,274)       $    (59,978)
                                      =============        ============

 Partnership's share of net loss      $      (8,403)       $       (600)
                                      =============        ============


     ICON Cash Flow L.L.C. III
     -------------------------

     In December 1996, the Partnership and an affiliate, L.P. Seven, formed ICON Cash Flow Partners L.L.C. III ("ICON Cash Flow LLC III"), for the purpose of acquiring and managing an aircraft which was on lease to Continental Airlines, Inc. subject to a lease that expired on April 30, 2003. Effective May 1, 2003, the aircraft was leased to a new lessee, World Airlines, Inc. for an eight month term with variable payments based on hours used and an option for an additional four months under similar payment plan. The Partnership and L.P. Seven contributed 1% and 99% of the cash required for such acquisition, respectively, to ICON Cash Flow LLC III. ICON Cash Flow LLC III acquired the aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and L.P. Seven. The Partnership accounts for its investment in ICON Cash Flow LLC III under the equity method of accounting.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

          Notes to Condensed Consolidated Financial Statements - Continued

     Information as to the unaudited results of operations for the six months ended June 30, 2003 and 2002 is summarized below:

                                     Six Months Ended    Six Months Ended
                                      June 30, 2003        June 30, 2002
                                      -------------        -------------

  Net income                          $     118,340        $    242,700
                                      =============       ============

  Partnership's share of net income   $       1,183        $      2,427
                                      =============        ============

     ICON Receivables 1997-A LLC
     ---------------------------

     In March 1997, the Partnership and its affiliates, ICON Cash Flow Partners, L.P., Series D ("Series D") and L.P. Six, L.P. Seven contributed and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A LLC ("1997-A"). In September 1997, the Partnership, L.P. Six and L.P. Seven contributed and assigned additional equipment lease and finance receivables and residuals to 1997-A. As of June 30, 2003, the Partnership, Series D, L.P. Six and L.P. Seven own 31.19%, 17.81%, 31.03% and 19.97% interests, respectively, in 1997-A. The Partnership accounts for its investment in 1997-A under the equity method of accounting.

     Information as to the unaudited results of operations for the six months ended June 30, 2003 and 2002 is summarized below:

                                    Six Months Ended     Six Months Ended
                                      June 30, 2003        June 30, 2002
                                      -------------        -------------

   Net loss                           $     (39,975)       $    (53,832)
                                      ==============       ============

   Partnership's share of net loss    $     (12,468)       $    (16,790)
                                      ==============       ============

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                 June 30, 2003

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

Results of Operations for the Three Months Ended June 30, 2003 and 2002

     Revenues for the three months ended June 30, 2003 ("2003 Quarter") were $365,481, representing a decrease of $561,179 or 61% from the three months ended June 30, 2002 ("2002 Quarter"). The decrease in revenues were primarily caused by a decrease in rental income of $435,760, which resulted from the extension agreement for the Aeromexico lease at reduced rentals. In addition, finance income decreased by $122,682, due to the reduction in the average size of the finance lease portfolio.

     Expenses for the 2003 Quarter were $870,646, representing a reduction of $550,872 or 39% from the 2002 Quarter. The decrease in expenses was due primarily to the recording of a provision for bad debts in 2002 of $440,000. In addition, depreciation expense decreased by $84,003 during the 2003 Quarter primarily because of the termination of an operating lease with Vermont Yankee, and general and administrative expenses decreased by $74,409 due mainly to a decrease in professional fees. These decreases were partially offset by a reduction in minority interest income of $114,077. This reduction in minority interest income resulted from reduced losses in the Partnership's consolidated joint ventures in the 2003 Quarter versus the 2002 Quarter.

     Net loss for the 2003 Quarter and the 2002 Quarter was $505,165 and $494,858, respectively. The net loss per weighted average limited partnership unit outstanding was $.82 and $.81 for the 2003 Quarter and 2002 Quarter, respectively.

Results of Operations for the Six Months Ended June 30, 2003 and 2002

     Revenues for the six months ended June 30, 2003 ("2003 Period") were $1,417,096, representing a decrease of $472,377 or 25% from the six months ended June 30, 2002 ("2002 Period"). The decrease in revenues were primarily caused by a decrease in rental income of $881,677, which resulted from the extension agreement for the Aeromexico lease at reduced rentals. In addition, finance income decreased by $160,337, due to the reduction in the average size of the finance lease portfolio. These decreases were partially offset by an increase in gain on sales of equipment of $388,004, from a loss on sale of equipment of $75,283 in the 2002 Period to a gain of $312,721 in the 2003 Period. Interest income and other also increased by $186,358, which was primarily due to a one-time adjustment based on a revised estimate of residual value obligations outstanding.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                 June 30, 2003

     Expenses for the 2003 Period were $1,908,067, representing a reduction of $831,254 or 30% from the 2002 Period. The decrease in expenses was due primarily to the provision for bad debts in the 2002 Period of $440,000. In addition, depreciation expense decreased by $210,006 during the 2003 Period primarily because of the termination of an operating lease, interest expense decreased by $112,911 due to a decrease in the average debt outstanding from 2002 to 2003.

     Net loss for the 2003 Period and the 2002 Period was $490,971 and $849,848, respectively. The net loss per weighted average limited partnership unit outstanding was $.80 and $1.38 for the 2003 Period and 2002 Period, respectively.

Liquidity and Capital Resources

     The Partnership's primary sources of funds for the 2003 Period were net cash provided by operating activities of $1,062,639 and proceeds from sales of equipment of $473,790. These funds, as well as funds held in reserve by the Partnership, were used to pay cash distributions to partners of $1,164,045 and debt repayments of $804,880.

     Cash distributions to limited partners for the 2003 Period and 2002 Period totaled $1,152,405 and $965,471, respectively. It is anticipated that the Partnership will continue to generate sufficient cash from operations in order to meet its current obligations.

     The Partnership's reinvestment period ended on July 31, 1998. The disposition period began on August 1, 1998, at which time the Partnership began the orderly termination of its operations and affairs. During the disposition period, the Partnership has and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners. The Partnership has not and will not invest in any additional finance or lease transactions during the disposition period. As a result of the Partnership's entering into the disposition period, future monthly distributions are expected to fluctuate depending on the amount of asset sale and re-lease proceeds received during that period.

     As of June 30, 2003, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on liquidity. As cash is realized from operations and sales of equipment, the Partnership will distribute substantially all available cash, after retaining sufficient cash to meet its reserve requirements and recurring obligations.

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

                                June 30, 2003

     The Partnership manages its exposure to equipment and residual risk by monitoring the market and maximizing the re-marketing proceed received through re-leasing or sale of equipment.

Item 4.   Controls and Procedures

     Beaufort J.B. Clarke and Thomas W. Martin, the Principal Executive and Principal Financial Officers, respectively, of ICON Capital Corp. ("ICC"), the General Partner of the Partnership, have evaluated the disclosure controls and procedures of the Partnership as of the quarter ending June 30, 2003. As used herein, the term "disclosure controls and procedures" has the meaning given to the term by Rule 13a-14 under the Securities Exchange Act of 1934, as amended ("Exchange Act"), and includes the controls and other procedures of the Partnership that are designed to ensure that information required to be disclosed by the Partnership in the reports that it files with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As part of their evaluation, Messrs. Clarke and Martin conferred with the finance and accounting staff of ICC and the finance and accounting staff of ICON Holdings Corp., the parent of ICC. Based upon their evaluation, Messrs. Clarke and Martin have concluded that the Partnership's disclosure controls and procedures provide reasonable assurance that the information required to be disclosed by the Partnership in this report is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms applicable to the preparation of this report.

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

                     ICON Cash Flow Partners, L.P., Series E
                         (A Delaware Limited Partnership)

PART II - OTHER INFORMATION
---------------------------

Item 1 - Legal Proceedings
--------------------------

     The Partnership, from time-to-time, in the ordinary course of business, commences legal actions when necessary to protect or enforce the rights of the Partnership. We are not a defendant party to any litigation and are not aware of any pending or threatened litigation against the Partnership.

Item 6 -  Exhibits and Reports on Form 8-K
------------------------------------------

(a)  Exhibits

     99.1 Certification of Chairman and Chief Executive Officer.

     99.2 Certification of Executive Vice President and Principal Financial and Accounting Officer.

     99.3 Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. (Section)1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.4 Certification of Executive Vice President and Principal Financial and Accounting Officer pursuant to 18 U.S.C. (Section)1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                              ICON Cash Flow Partners, L.P., Series E
                              File No. 33-44413 (Registrant)
                              By its General Partner,
                              ICON Capital Corp.



       August 13, 2003        /s/ Thomas W. Martin
       ---------------        ----------------------------------------------
           Date               Thomas W. Martin
                              Executive Vice President
                              (Principal Financial and Accounting Officer of
                              the General Partner of the Partnership)

                              Certifications - 10-Q

EXHIBIT 99.1

I, Beaufort J.B. Clarke, certify that:

1. I have reviewed this quarterly report of ICON Cash Flow Partners, L.P., Series E;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this report;

4. The Partnership's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Partnership and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) Evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

5. The Partnership's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Partnership's auditors and the audit committee of the Partnership's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Partnership's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal control over financial reporting.

Dated:  August 13, 2003

/s/ Beaufort J.B. Clarke
-----------------------------
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
sole General Partner of ICON Cash Flow Partners, L.P., Series E

                               Certifications - 10-Q
EXHIBIT 99.2

I, Thomas W. Martin, certify that:

1. I have reviewed this quarterly report of ICON Cash Flow Partners, L.P., Series E;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this report;

4. The Partnership's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Partnership and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) Evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

5. The Partnership's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Partnership's auditors and the audit committee of the Partnership's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Partnership's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal control over financial reporting.

Dated:  August 13, 2003

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer
of the General Partner of the Partnership)
ICON Capital Corp.
sole General Partner of ICON Cash Flow Partners, L.P., Series E

                     ICON Cash Flow Partners, L.P., Series E
                         (A Delaware Limited Partnership)

                                   June 30, 2003

EXHIBIT 99.3

     I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp., the sole General Partner of ICON Cash Flow Partners, L.P., Series E, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended June 30, 2003 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners, L.P., Series E.

Dated:  August 13, 2003



/s/ Beaufort J.B. Clarke
------------------------------------------------------
Beaufort J.B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
sole General Partner of ICON Cash Flow Partners, L.P., Series E

                     ICON Cash Flow Partners, L.P., Series E
                         (A Delaware Limited Partnership)

                                 June 30, 2003

EXHIBIT 99.4

     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp., the sole General Partner of ICON Cash Flow Partners, L.P., Series E, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended June 30, 2003 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners, L.P., Series E.

Dated:  August 13, 2003



 /s/ Thomas W. Martin
 -------------------------------------------------------
 Thomas W. Martin
 Executive Vice President (Principal
 Financial and Accounting Officer)
 ICON Capital Corp.
 sole General Partner of ICON Cash Flow Partners, L.P., Series E