Form 10-Q
period 2003-09-30
ICON CASH FLOW PARTNERS L P SERIES E
filed 2003-11-13
CIK 881788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



     [x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended              September 30, 2003
                              --------------------------------------------------


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

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                      Condensed Consolidated Balance Sheets


                                                   September 30,   December 31,
                                                       2003            2002
                                                       ----            ----
                                                    (unaudited)

         Assets
         ------

Cash and cash equivalents                          $     120,510   $    746,808
                                                   -------------   ------------

Investment in finance leases
   Minimum rents receivable                            1,701,765      2,590,191
   Estimated unguaranteed residual values, net         2,491,033      3,197,247
   Unearned income                                       (55,462)      (120,426)
   Allowance for doubtful accounts                      (652,141)      (638,167)
                                                   -------------   ------------
                                                       3,485,195      5,028,845
                                                   -------------   ------------

Investment in operating leases
   Equipment at cost                                  20,707,984     21,554,842
   Accumulated depreciation                           (7,957,884)    (7,261,999)
                                                   -------------   ------------

                                                      12,750,100     14,292,843
                                                   -------------   ------------

Investment in financings
   Receivables due in installments                     2,470,172      3,157,773
   Unearned income                                       (16,833)       (81,826)
   Allowance for doubtful accounts                    (1,331,570)    (1,331,570)
                                                   -------------   ------------

                                                       1,121,769      1,744,377
                                                   -------------   ------------

Investments in unconsolidated joint ventures             189,679        216,489
                                                   -------------   ------------

Other assets, net                                        133,310        478,032
                                                   -------------   ------------

Total assets                                       $  17,800,563   $ 22,507,394
                                                   -------------   ------------


                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                Condensed Consolidated Balance Sheets - Continued



                                                         September 30,   December 31,
                                                             2003            2002
                                                             ----            ----
                                                          (unaudited)

         Liabilities and Partners' Equity
         --------------------------------

Notes payable - non-recourse                             $   9,657,129   $ 11,352,510
Security deposits, deferred credits and other payables         711,137      1,667,953
Deferred income                                              1,058,713        483,436
Accounts payable - General Partner and affiliate               563,277        529,572
Minority interests in consolidated joint ventures              113,868        178,217
                                                         -------------   ------------

Total liabilities                                           12,104,124     14,211,688
                                                         -------------   ------------

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner                                            (462,760)      (436,768)
   Limited Partners (607,856 units outstanding,
     $100 per unit original issue price)                     6,159,199      8,732,474
                                                         -------------   ------------

Total partners' equity                                       5,696,439      8,295,706
                                                         -------------   ------------

Total liabilities and partners' equity                   $  17,800,563   $ 22,507,394
                                                         =============   ============















See accompanying notes to condensed consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                 Condensed Consolidated Statements of Operations

                                   (unaudited)



                                                              Three Months                   Nine Months
                                                            Ended September 30,          Ended September 30,
                                                         2003           2002           2003             2002
                                                         ----           ----           ----             ----
Revenues
  Rental income                                     $    301,227   $     696,839  $     816,375     $  2,093,664
  Finance income                                          36,358         168,540        446,622          739,141
  (Loss) gain on sales of equipment                         (574)       (128,274)       312,147         (203,557)
  Interest income and other                               11,975           8,347        210,626           20,640
  Loss from investments in
    unconsolidated joint ventures                         (5,334)         (4,989)       (25,022)         (19,952)
                                                    ------------   -------------  -------------     ------------


  Total revenues                                         343,652         740,463      1,760,748        2,629,936
                                                    ------------   -------------  -------------     ------------

Expenses
  Depreciation                                           399,967         399,967      1,199,900        1,409,906
  Interest                                               293,227         325,034        886,576        1,031,294
  General and administrative                              68,763         118,699        389,443          455,262
  Management fees - General Partner                       35,913         122,375        184,704          329,057
  Administrative expense reimbursements -
     General Partner                                      17,022          91,565        114,587          204,470
  Amortization of initial direct costs and other           2,428          12,734         10,793           51,546
  Minority interest (expense) income
     in consolidated joint ventures                       (3,733)         11,878        (64,349)         (99,962)
  Provision (reversal)for bad debts, net                  -             (700,000)       -               (260,000)
                                                    ------------   -------------  -------------     ------------

  Total expenses                                         813,587         382,252      2,721,654        3,121,573
                                                    ------------   -------------  -------------     ------------

Net (loss) income                                   $   (469,935)  $     358,211  $    (960,906)    $   (491,637)
                                                    ============   =============  =============     ============

Net (loss) income allocable to:
  Limited Partners                                  $   (465,236)  $     354,629  $    (951,297)    $   (486,721)
  General Partner                                         (4,699)          3,582         (9,609)          (4,916)
                                                    ------------   -------------  -------------     ------------

                                                    $   (469,935)  $     358,211  $    (960,906)    $   (491,637)
                                                    ============   =============  =============     ============
Weighted average number of limited
  partnership units outstanding                          607,856         607,856        607,856          607,856
                                                    ============   =============  =============     ============

Net (loss) income per weighted average
  limited partnership unit                          $      (.77)   $         .58  $       (1.57)    $       (.80)
                                                    ============   =============  =============     ============


See accompanying notes to condensed consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

         Condensed Consolidated Statement of Changes in Partners' Equity

                      Nine Months Ended September 30, 2003

                                   (unaudited)

                          Limited Partner Distributions
                          -----------------------------




                             Return of     Investment         Limited         General
                              Capital        Income          Partners         Partner       Total
                              -------        ------          --------         -------       -----
                           (Per weighted average unit)

Balance at
   January 1, 2003                                         $  8,732,474    $ (436,768)   $ 8,295,706

Cash distributions
   to partners              $    2.67      $    -            (1,621,978)      (16,383)    (1,638,361)

Net loss                                                       (951,297)       (9,609)      (960,906)
                                                           ------------    ----------    -----------

Balance at
   September 30, 2003                                      $  6,159,199    $ (462,760)   $ 5,696,439
                                                           ============    ==========    ===========




















See accompanying notes to condensed consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                 Condensed Consolidated Statements of Cash Flows

                         Nine Months Ended September 30,

                                   (unaudited)




                                                                      2003           2002
                                                                      ----           ----

Cash flows from operating activities:
   Net loss                                                       $  (960,906)   $   (491,637)
                                                                  -----------    ------------
   Adjustments to reconcile net loss to net
     cash provided by operating activities:
       Depreciation                                                 1,199,900       1,409,906
       Rental income - paid directly to lenders by lessees           (675,000)     (1,845,000)
       Provision (reversal)for bad debts, net                          -             (260,000)
       Finance income portion of receivables paid directly
         to lenders by lessees                                        (33,726)       (130,562)
       Amortization of initial direct costs                            10,793          51,546
      (Gain) loss on sales of equipment                              (312,147)        203,557
       Interest expense on non-recourse financing paid
         directly by lessees                                          857,995         832,748
       Loss from investments in unconsolidated joint ventures          25,022          19,952
       Minority interest in consolidated joint ventures               (64,349)        (99,962)
       Changes in operating assets and liabilities, net             1,518,564       4,976,202
                                                                  -----------    ------------
         Total adjustments                                          2,527,052       5,158,387
                                                                  -----------    ------------

       Net cash provided by operating activities                    1,566,146       4,666,750
                                                                  -----------    ------------

Cash flows from investing activities:
   Proceeds from sales of equipment                                   484,966       2,149,734
   Distributions received from unconsolidated joint ventures            1,788         -
                                                                  -----------    ------------

       Net cash provided by investing activities                      486,754       2,149,734
                                                                  -----------    ------------






                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

           Condensed Consolidated Statements of Cash Flows - Continued

                         Nine Months Ended September 30,

                                   (unaudited)




                                                                      2003           2002
                                                                      ----           ----

Cash flows from financing activities:
   Principal payments on non-recourse debt                         (1,040,837)     (4,751,906)
   Cash distributions to partners                                  (1,638,361)     (1,461,241)
                                                                  -----------    ------------

       Net cash used in financing activities                       (2,679,198)     (6,213,147)
                                                                  -----------    ------------

Net (decrease) increase in cash and cash equivalents                 (626,298)        603,337

Cash and cash equivalents at beginning of period                      746,808       1,363,922
                                                                  -----------    ------------

Cash and cash equivalents at end of period                        $   120,510    $  1,967,259
                                                                  ===========    ============
























                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

           Condensed Consolidated Statements of Cash Flows - Continued

Supplemental Disclosures of Cash Flow Information
-------------------------------------------------

     During the nine months ended September 30, 2003 and 2002, non-cash activities included the following:





                                                          2003          2002
                                                          ----          ----
Principal and interest on direct finance receivables
   paid directly to lenders by lessees                 $  232,614   $ 3,710,055
Rental income on operating lease receivables
   paid directly to lender by lessees                     675,000     1,845,000
Principal and interest on non-recourse
   debt paid directly by lessees                         (907,614)   (5,555,055)
                                                       ----------   -----------

                                                       $    -       $    -
                                                       ==========   ===========

Non-recourse debt assumed by lessees upon
   lease termination                                   $  604,925   $    -
                                                       ==========   ===========

Interest paid directly to lenders by lessees
   pursuant to non-recourse financing                  $  857,995   $   832,748

Other interest paid                                        28,581       198,546
                                                       ----------   -----------

Total interest expense                                 $  886,576   $ 1,031,294
                                                       ==========   ===========













See accompanying notes to condensed consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

              Notes to Condensed Consolidated Financial Statements

                               September 30, 2003
                                   (unaudited)

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

3.   Related Party Transactions

     Fees paid or accrued by the Partnership to the General Partner or its affiliates for the nine months ended September 30, 2003 and 2002 are as follows:

                               2003           2002
                               ----           ----

Management fees             $ 184,704      $ 329,057    Charged to operations
Administrative expense
  reimbursements              114,587        204,470    Charged to operations
                            ---------      ---------

Total                       $ 299,291      $ 533,527
                            =========      =========

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

     ICON Cash Flow Partners L.L.C. I
     --------------------------------

     In September 1994, the Partnership and an affiliate, ICON Cash Flow Partners L.P. Six ("L.P. Six"), formed a joint venture, ICON Cash Flow Partners L.L.C. I, ("ICON Cash Flow LLC I") for the purpose of acquiring and managing an aircraft subject to an operating lease with a U.S. based commercial airline. In 1997, the aircraft was remarketed to Aerovias de Mexico, S.A. de C.V. ("Aeromexico") under a lease which expired in October 2002. In November 2002 an extension agreement was consummated with Aeromexico. The lease extension terms call for a 15 month rental at $75,000 per month. At the end of the 15 months, Aeromexico has an option to renew for two twelve-month renewal periods at the then current fair market value rental rate. The Partnership and L.P. Six acquired interests of 99% and 1%, respectively, in ICON Cash Flow LLC I. ICON Cash Flow LLC I acquired the aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and L.P. Six. Profits, losses, excess cash and disposition proceeds are allocated 99% to the Partnership and 1% to L.P. Six. The Partnership's condensed consolidated financial statements include 100% of the assets, liabilities, revenues and expenses of ICON Cash Flow LLC I. L.P. Six's investment in ICON Cash Flow LLC I is reflected as minority interest in joint venture on the Partnership's condensed consolidated balance sheets and as minority interest income on the condensed consolidated statements of operations.

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

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

     ICON Cash Flow Partners L.L.C. II
     ---------------------------------

     In March 1995, the Partnership and an affiliate, L.P. Six, formed ICON Cash Flow Partners L.L.C. II, ("ICON Cash Flow LLC II"), for the purpose of acquiring and managing an aircraft subject to an operating lease with a U.S. based commercial airline. In 1997, upon the scheduled termination of the lease, the aircraft was remarketed to Aeromexico under a lease that expired in November 2002. At that time an extension agreement was consummated with Aeromexico. The lease extention terms call for a 15 month rental at $75,000 per month. At the end of the 15 months, Aeromexico has an option to renew for two twelve-month renewal periods at the then current fair market value rental rate. The Partnership and L.P. Six acquired interests of 1% and 99%, respectively, in ICON Cash Flow LLC II. ICON Cash Flow LLC II acquired the aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and L.P. Six. Profits, losses, excess cash and disposition proceeds are allocated 1% to the Partnership and 99% to L.P. Six. The Partnership's investment in the joint venture is accounted for under the equity method whereby the Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions. The outstanding non-recourse debt at September 30, 2003 was $9,001,618.

     Information as to the unaudited results of operations for the nine months ended September 30, 2003 and 2002 is summarized below:

                                    Nine Months Ended     Nine Months Ended
                                   September 30, 2003     September 30, 2002
                                   ------------------     ------------------

Net loss                             $   (1,256,165)        $      (78,048)
                                     ==============         ==============

Partnership's share of net loss      $      (12,562)        $         (781)
                                     ==============         ==============


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

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

     Information as to the unaudited results of operations for the nine months ended September 30, 2003 and 2002 is summarized below:

                                    Nine Months Ended     Nine Months Ended
                                   September 30, 2003     September 30, 2002
                                   ------------------     ------------------

Net income                           $      334,563         $      364,308
                                     ==============         ==============

Partnership's share of net income    $        3,345         $        3,643
                                     ==============         ==============

Distributions                        $      178,800         $      -
                                     ==============         ==============

Partnership's share of distributions $        1,788         $      -
                                     ==============         ==============


     ICON Receivables 1997-A LLC
     ---------------------------

     In March 1997, the Partnership and its affiliates, ICON Cash Flow Partners, L.P., Series D ("Series D") and L.P. Six, L.P. Seven contributed and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A LLC ("1997-A"). In September 1997, the Partnership, L.P. Six and L.P. Seven contributed and assigned additional equipment lease and finance receivables and residuals to 1997-A. As of September 30, 2003, the Partnership, Series D, L.P. Six and L.P. Seven own 31.19%, 17.81%, 31.03% and 19.97% interests, respectively, in 1997-A. The Partnership accounts for its investment in 1997-A under the equity method of accounting.

     Information as to the unaudited results of operations for the nine months ended September 30, 2003 and 2002 is summarized below:

                                    Nine Months Ended      Nine Months Ended
                                   September 30, 2003     September 30, 2002
                                   ------------------     ------------------

Net loss                             $      (50,673)        $      (73,135)
                                     ==============         ==============

Partnership's share of net loss      $      (15,805)        $      (22,814)
                                     ==============         ==============

5.   Equipment sales

     During the nine month period ended September 30, 2003, the Partnership sold equipment for a net gain of $312,147. The majority of this gain was a result of the sale of equipment to Vermont Yankee with a net book value of $344,843 for total proceeds of $797,529, resulting in a gain of $452,686.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                               September 30, 2003

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

Results of Operations for the Three Months Ended September 30, 2003 and 2002

     Revenues for the three months ended September 30, 2003 ("2003 Quarter") were $343,652, representing a decrease of $396,811 or 53.6% from the three months ended September 30, 2002 ("2002 Quarter"). The decrease in revenues was primarily caused by a decrease in rental income of $395,612, which resulted from the extension agreement for the Aerovias de Mexico, S.A. de C.V. ("Aeromexico") lease at reduced rentals. In addition, finance income decreased by $132,182, due to the reduction in the average size of the finance lease portfolio. These decreases were offset by a reduction in loss (gain) on sales of equipment of $127,700, from a loss of $128,274 in the 2002 Quarter to a loss of $574 in the 2003 Quarter.

     Expenses for the 2003 Quarter were $813,587, representing an increase of $431,335 or 112.8% from the 2002 Quarter. The increase in expenses was due primarily to the reversal of a provision for bad debts in 2002 of $700,000. Management fees and administrative expense reimbursements decreased by $86,462 and $74,543, respectively, as a result of the reduction in the average size of the Partnership's lease portfolio. General and administrative expenses decreased by $49,936 due mainly to a decrease in professional fees.

     Net (loss) income for the 2003 Quarter and the 2002 Quarter was $(469,935) and $358,211, respectively. The net (loss) income per weighted average limited partnership unit outstanding was $(.77) and $.58 for the 2003 Quarter and 2002 Quarter, respectively.

Results of Operations for the Nine Months Ended September 30, 2003 and 2002

     Revenues for the nine months ended September 30, 2003 ("2003 Period") were $1,760,748, representing a decrease of $869,188 or 33.0% from the nine months ended September 30, 2002 ("2002 Period"). The decrease in revenues was primarily caused by a decrease in rental income of $1,277,289, which resulted from the extension agreement for the Aeromexico lease at reduced rentals. In addition, finance income decreased by $292,519, due to the reduction in the average size of the finance lease portfolio. These decreases were partially offset by an increase in gain (loss) on sales of equipment of $515,704, from a loss of $203,557 in the 2002 Period to a gain of $312,147 in the 2003 Period. Interest income and other also increased by $189,986, which was primarily due to a one-time adjustment based on a revised estimate of residual value obligations outstanding.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                               September 30, 2003

     Expenses for the 2003 Period were $2,721,654, representing a decrease of $399,919 or 12.8% from the 2002 Period. The decrease in expenses was due to a decrease in depreciation expense of $210,006 in the 2003 Period because of the termination of an operating lease. Interest expense also decreased by $144,718 due to a reduction in the average debt outstanding from 2002 to 2003. Management fees and administrative expense reimbursements decreased by $144,353 and $89,883, respectively, as a result of the reduction in the average size of the Partnership's lease portfolio. Also, general and administrative expenses were decreased by $65,819 due mainly to a decrease in professional fees. In the 2002 Period, the Partnership reversed $260,000 related to its provision for bad debts, which partially offset the decrease in expenses.

     Net loss for the 2003 Period and the 2002 Period was $960,906 and $491,637, respectively. The net loss per weighted average limited partnership unit outstanding was $1.57 and $.80 for the 2003 Period and 2002 Period, respectively.

Liquidity and Capital Resources

     The Partnership's primary sources of funds for the 2003 Period were net cash provided by operating activities of $1,566,146 and proceeds from sales of equipment of $484,966. These funds, as well as funds held in reserve by the Partnership, were used to pay cash distributions to partners of $1,638,361 and debt repayments of $1,040,837.

     Cash distributions to limited partners for the 2003 Period and 2002 Period totaled $1,621,978 and $1,446,694, respectively. It is anticipated that the Partnership will continue to generate sufficient cash from operations in order to meet its current obligations.

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

     As of September 30, 2003, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on liquidity. As cash is realized from operations and sales of equipment, the Partnership will distribute substantially all available cash, after retaining sufficient cash to meet its reserve requirements and recurring obligations.

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

                               September 30, 2003

     The Partnership manages its exposure to equipment and residual risk by monitoring the market and maximizing the re-marketing proceeds received through re-leasing or sale of equipment.

Item 4.   Controls and Procedures

     Beaufort J.B. Clarke and Thomas W. Martin, the Principal Executive and Principal Financial Officers, respectively, of ICON Capital Corp. ("ICC"), the General Partner of the Partnership, have evaluated the disclosure controls and procedures of the Partnership as of the quarter ending September 30, 2003. As used herein, the term "disclosure controls and procedures" has the meaning given to the term by Rule 13a-14 under the Securities Exchange Act of 1934, as amended ("Exchange Act"), and includes the controls and other procedures of the Partnership that are designed to ensure that information required to be disclosed by the Partnership in the reports that it files with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As part of their evaluation, Messrs. Clarke and Martin conferred with the finance and accounting staff of ICC and the finance and accounting staff of ICON Holdings Corp., the parent of ICC. Based upon their evaluation, Messrs. Clarke and Martin have concluded that the Partnership's disclosure controls and procedures provide reasonable assurance that the information required to be disclosed by the Partnership in this report is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms applicable to the preparation of this report.

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

Item 6 -  Exhibits and Reports on Form 8-K
------------------------------------------

(a)  Exhibits

32.1 Certification of Chairman and Chief Executive Officer.

32.2 Certification of Executive Vice President and Principal Financial and Accounting Officer.

33.1 Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. (Section)1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

33.2 Certification of Executive Vice President and Principal Financial and Accounting Officer pursuant to 18 U.S.C. (Section)1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                  ICON Cash Flow Partners, L.P., Series E
                                  File No. 33-44413 (Registrant)
                                  By its General Partner,
                                  ICON Capital Corp.



       November 13, 2003          /s/ Thomas W. Martin
       ----------------           -----------------------------------
           Date                   Thomas W. Martin
                                  Executive Vice President
                                  (Principal Financial and Accounting Officer of
                                  the General Partner of the Partnership)

                              Certifications - 10-Q
                              ---------------------


EXHIBIT 32.1

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

Dated:  November 13, 2003

/s/ Beaufort J.B. Clarke
-----------------------------
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
sole General Partner of ICON Cash Flow Partners, L.P., Series E

                              Certifications - 10-Q
EXHIBIT 32.2
I, Thomas W. Martin, certify that:

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

Dated:  November 13, 2003

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer
of the General Partner of the Partnership)
ICON Capital Corp.
sole General Partner of ICON Cash Flow Partners, L.P., Series E

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                               September 30, 2003

EXHIBIT 33.1

     I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp., the sole General Partner of ICON Cash Flow Partners, L.P., Series E, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended September 30, 2003 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners, L.P., Series E.

Dated:  November 13, 2003



/s/ Beaufort J.B. Clarke
------------------------------------------------------
Beaufort J.B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
sole General Partner of ICON Cash Flow Partners, L.P., Series E

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                               September 30, 2003

EXHIBIT 33.2

     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp., the sole General Partner of ICON Cash Flow Partners, L.P., Series E, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended September 30, 2003 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners, L.P., Series E.

Dated:  November 13, 2003



/s/ Thomas W. Martin
-------------------------------------------------------
Thomas W. Martin
Executive Vice President (Principal
Financial and Accounting Officer)
ICON Capital Corp.
sole General Partner of ICON Cash Flow Partners, L.P., Series E