Form 10-K
period 2003-12-31
ICON CASH FLOW PARTNERS L P SERIES E
filed 2004-03-30
CIK 881788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended                       December 31, 2003
                         -------------------------------------------------------
                                       or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number                               33-44413

                     ICON Cash Flow Partners, L.P., Series E
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                     13-3635208
-------------------------------------                 --------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

             100 Fifth Avenue, 10th Floor, New York, New York 10011
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code               (212) 418-4700
                                                  ------------------------------

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

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 2003

                                TABLE OF CONTENTS




Item                                                                        Page
----                                                                        ----

PART I

1.   Business                                                                3-4

2.   Properties                                                                4

3.   Legal Proceedings                                                         4

4.   Submission of Matters to a Vote of Security Holders                       4

PART II

5.   Market for the Registrant's Securities and Related
     Security Holder Matters                                                   4

6.   Selected Consolidated Financial Data                                      5

7.   General Partner's Discussion and Analysis of Financial
     Condition and Results of Operations                                    6-10

7A.  Qualitative and Quantitative Disclosures About Market Risk               11

8.   Consolidated Financial Statements                                     12-32

9.   Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                                      33

9A.  Control and Procedures                                                   33

PART III

10.  Directors and Executive Officers of the Registrant's General Partner  33-34

11.  Executive Compensation                                                   34

12.  Security Ownership of Certain Beneficial Owners and Management        34-35

13.  Certain Relationships and Related Transactions                           35

14.  Principal Accounting Fees and Services                                   35

PART IV

15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K       35-36

SIGNATURES                                                                    37

Certifications                                                             38-41


                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 2003

PART I

Item 1.  Business
         --------

General Development of Business

     ICON Cash Flow Partners, L.P., Series E (the "Partnership") was formed in November 1991 as a Delaware limited partnership. The Partnership commenced business operations on its initial closing date, July 6, 1992, with the admission of 13,574.17 limited partnership units. Between July 7, 1992 and July 31, 1993 (the final closing date), 596,837.34 additional units were admitted bringing the total admissions to 610,411.51 units totaling $61,041,151 in capital contributions. From 1994 through 2003, the Partnership redeemed 2,556 limited partnership units leaving 607,855.51 limited partnership units outstanding at December 31, 2003.

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

     The equipment leasing industry is highly competitive. When seeking its leasing transactions for acquisition, the Partnership competed with leasing companies, manufacturers that lease their products directly, equipment brokers and dealers and financial institutions, including commercial banks and insurance companies. Many competitors are larger than the Partnership and have greater financial resources. Because the reinvestment period of the Partnership has ended, it will no longer be competing for acquisitions. However, competition and supply and demand may affect the Partnership's ability to optimize value upon the sale of its equipment.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 2003

     The Partnership has no direct employees. The General Partner has full and exclusive discretion in management and control of the Partnership.

Lease and Financing Transactions

     For the years ended December 31, 2003 and 2002, the Partnership did not finance or purchase any new equipment.

     The lease of an aircraft to Aerovias de Mexico, S.A. de C.V. ("Aeromexico") represents more than 10% of the Partnership's revenue for the year ended December 31, 2003. The carrying value of the Aeromexico aircraft represented approximately 68.7% of the Partnership's assets at December 31, 2003.

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

     No matters were submitted to a vote of security holders during the fourth quarter 2003.

PART II

     Item 5. Market for the Registrant's Securities and Related Security Holder Matters

     The Partnership's limited partnership interests are not publicly traded nor is there currently a market for the Partnership's limited partnership interests. It is unlikely that any such market will develop.

                                        Number of Equity Security Holders
 Title of Class                                 as of February 29, 2004
 --------------                                 -----------------------

 Limited Partners                                   3,714
 General Partner                                        1

     The Partnership made distributions to the limited partners totaling $1,621,978 and $2,594,024 for the years 2003 and 2002, respectively. For the three months ended March 30, 2004, the Partnership has made distributions to the limited partners totaling $140,317.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 2003

Item 6.  Selected Consolidated Financial Data
         ------------------------------------


                                                                Year Ended December 31,
                                                                -----------------------

                                        2003             2002            2001           2000              1999
                                        ----             ----            ----           ----              ----

Total revenues                   $      2,172,265  $    5,853,738  $     5,387,932  $    6,532,679  $    10,203,685
                                 ================  ==============  ===============  ==============  ===============

Net (loss) income                $     (2,892,420) $    2,301,648  $    (1,395,324) $      396,430  $     2,242,510
                                 ================  ==============  ===============  ==============  ===============

Net (loss) income allocable
  to limited partners            $     (2,863,496) $    2,278,632  $    (1,381,371) $      392,466  $     2,220,085
                                 ================  ==============  ===============  ==============  ===============

Net (loss) income allocable
  to General Partner             $        (28,924) $       23,016  $       (13,953) $        3,964  $        22,425
                                 ================  ==============  ===============  ==============  ===============

Weighted average number of
  limited partnership
  units outstanding                       607,856         607,856          607,856         607,856          607,856
                                 ================  ==============  ===============  ==============  ===============


Net (loss) income per
  weighted average limited
  partnership unit               $         (4.71)  $         3.75  $        (2.27)  $         .65   $          3.65
                                 ================  ==============  ===============  ==============  ===============


Distributions to
  limited partners               $      1,621,978  $    2,594,024  $     1,356,383  $    3,672,173  $     4,381,933
                                 ================  ==============  ===============  ==============  ===============


Distributions per weighted
  average limited
   partnership unit               $          2.67   $         4.27  $         2.23   $         6.04  $          7.21
                                 ================  ==============  ===============  ==============  ===============


Distributions to
  General Partner                $         16,383  $       26,202  $        13,564  $       37,091  $        44,258
                                 ================  ==============  ===============  ==============  ===============



                                                                    December 31,
                                                                   --------------

                                       2003             2002            2001            2000             1999

Total assets                    $     15,786,740 $    22,507,394 $     32,783,624 $    46,154,746 $     64,830,618
                                ================  ==============  ===============  ==============  ===============

Notes Payable                   $      9,565,050 $    11,352,510 $     21,862,616 $    32,116,840 $     46,819,238
                                ================  ==============  ===============  ==============  ===============

Partners' Equity                $      3,764,925 $     8,295,706 $      8,614,284 $    11,379,555 $     14,692,389
                                ================  ==============  ===============  ==============  ===============



     The selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 8 of this report.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 2003

     Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     Forward-Looking Information - The following discussion and analysis should be read in conjunction with the audited consolidated financial statements included herein. Certain statements within this document may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and similar expressions. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Although the Partnership believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

     Overview - The results of operations for the year ended December 31, 2003 reflect the risk factors outlined in the Partnership's prospectus. Such risk factors include, but are not limited to, the decline in the value of the Partnership's equipment, no guarantee of profitability, the potential of lessee default, and economic factors such as prevailing interest rates. These risk factors affect the Partnership's ability to realize income, in that they increase the Partnership's expenses by way of additional depreciation, impairment loss, and provision for bad debt. In addition, as the Partnership liquidates the portfolio and leases expire, the cash flow will decrease.

     Under the Operating Agreement of the Partnership, the term of the Partnership is limited to the life-span of the leases remaining in the portfolio during the liquidation period. Therefore, as the leases mature, the expected revenue from the portfolio will decline. However, the Partnership's expenses, while declining during the liquidation period will increase as a percentage of lease revenue as certain expenses are fixed; thereby decreasing the partnership's cash flow.

     As the Partnership is currently operating in its liquidation period, the General Partner diligently monitors the portfolio for any trends that would affect equipment values.

     The Partnership - The Partnership's portfolio consisted of a net investment in finance leases, financings, operating leases, equipment held for sale or lease and equity investments in joint ventures representing 14%, 7%, 69%, 9% and 1% of total investments at December 31, 2003, respectively, and 24%, 8%, 67%, 0% and 1% of total investments at December 31, 2002, respectively. The Partnership did not finance or purchase any new equipment in 2003, 2002 and 2001.

Results of Operations
---------------------

Years Ended December 31, 2003 and 2002

     Revenues for the year ended December 31, 2003 were $2,172,265, representing a decrease of $3,681,473 or 62.9% from 2002. The decrease in revenues was partially caused by reduced interest income and other. Interest income and other decreased $1,956,542 primarily due to a $2,017,763 residual sharing adjustment in 2002 which did not occur in 2003. Rental income also decreased by $1,462,298, which resulted from the extension agreement for the Aeromexico lease at reduced rentals. Finance income also decreased by $449,570, due to the reduction in the average size of the finance lease portfolio. Income from investments in unconsolidated joint ventures also decreased by $136,649, from income of $49,797 in 2002 to a loss of $86,852 in 2003. These decreases were partially offset by an increase in the gain on sales of equipment category of $323,586, from a loss of $14,300 in 2002 to a gain of $309,286 in 2003.

                         ICON Cash Flow Partners, L.P.,
                   Series E (A Delaware Limited Partnership)

                                December 31, 2003

     Expenses for the year ended December 31, 2003 were $5,064,685, representing an increase of $1,512,595 or 42.6% from 2002. The increase in expenses was primarily due to a charge of $1,500,000 for an impairment loss on the Aeromexico aircraft. Offsetting this increase were decreases in most other major categories of expense. Interest expense decreased by $268,097 due to a reduction in the average debt outstanding from 2002 to 2003. Management fees and administrative expense reimbursements decreased by $146,195 and $65,931, respectively, as a result of the reduction in the average size of the Partnership's lease portfolio. Minority interest expense also decreased by $172,257 to income of $119,656 due to losses in the consolidated joint ventures.

     Net (loss) income for the years ended December 31, 2003 and 2002 was $(2,892,420) and $2,301,648, respectively. The net income (loss) per weighted average limited partnership unit was $(4.71) and $3.75 for 2003 and 2002, respectively.

Years Ended December 31, 2002 and 2001

     Revenues for the year ended December 31, 2002 were $5,853,738, representing an increase of $465,806 or 8.6% from 2001. The increase in revenues resulted primarily from an increase in interest income and other. Interest income and other increased $2,251,228 primarily due to a $2,017,763 one-time adjustment for a revised estimate of residual sharing values. Income from unconsolidated joint ventures also increased by $366,660. This increase resulted primarily from the reversal of a provision for bad debts of $268,834 in 2002 by an underlying joint venture, ICON Receivables 1997-A LLC, as compared to a provision for bad debts of $1,825,000 being recorded by this venture in 2001. Offsetting these increases was a decrease in finance income of $2,007,890. Finance income decreased due to the reduction in the average size of the finance lease portfolio.

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

Liquidity and Capital Resources

     The Partnership's primary sources of liquidity in 2003, 2002 and 2001 was net cash provided by operating activities of $1,616,579, $5,255,183 and $8,300,201, respectively, and proceeds from sales of equipment of $484,966, $2,394,019 and $738,728, respectively. These funds, as well as funds held in reserve by the Partnership, were used to pay cash distributions to partners of $1,638,361, $2,620,226 and $1,369,947 in 2003, 2002 and 2001, respectively, and debt repayments of $1,132,717, $5,597,034 and $7,335,811 in 2003, 2002 and 2001,
respectively.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 2003

     The Partnership's cash flow from operating activities may be less than the Partnership's current level of expenses. To the extent that cash flow is insufficient to pay such expenses, the Partnership may be required to sell assets prior to maturity or borrow against future cash flows.

     The Partnership's non-recourse debt balance of $9,565,050, of which $9,383,441 is secured by the aircraft on lease to Aeromexico, matured in January 2004. Although the maturity date has passed, the Partnership has been negotiating with the lender to extend the maturity date to that of the lease expiration date of January 2005.

     The Partnership has the following contractual obligation as of December 31, 2003. This obligation arises mainly from the acquisition of equipment subject to lease. Rental payments from the leases associated with this equipment are assigned to paydown such obligations.

                                                       Payments Due By Period
                                                              1-2 years
                                                              ---------

   Long-term obligation (notes payable)                     $  9,565,050


     See Note 6 to the consolidated financial statements, as set forth in Part II, Item 8, for information regarding non-recourse debt.

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

     As of December 31, 2003 there were no known trends or demands, commitments, events or uncertainties apart from those mentioned above which are likely to have any material effect on liquidity. As cash is realized from operations and additional borrowings, the Partnership will continue to invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations.

     We do not consider the impact of inflation to be material in the analysis of our overall operations.

Significant Accounting Policies

     The policies discussed below are considered by the General Partner to be critical to an understanding of the Partnership's consolidated financial statements because their application places the most significant demands on the General Partner's judgments, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, the General Partner cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 2003

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods. Significant estimates primarily include the allowance for doubtful accounts and unguaranteed residual values. In addition, management is required to disclose contingent assets and contingent liabilities. Actual results could differ from those estimates.

     Leases and Revenue Recognition - The Partnership accounts for owned equipment leased to third parties as finance leases, leveraged leases, or operating leases, as appropriate. Initial direct costs are capitalized and are amortized over the terms of the related leases using the interest method.

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

     For operating leases, equipment is recorded and depreciated on the straight-line method over the lease term to its estimated residual value at lease termination and is subject to the Partnership's impairment policy. Related lease rentals are recognized on the straight line method over the lease terms. Billed and uncollected operating lease receivables are included in other assets.

     Credit Risk - Financial instruments that potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables and accounts receivable. The Partnership places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases.

     The Partnership records a provision for doubtful accounts to provide for estimated credit losses in its portfolio. The allowance for doubtful accounts is based on an analysis of delinquency, an assessment of overall risk and a review of historical loss experience. The Partnership's write-off policy is based on an analysis of the aging of the Partnership's portfolio, a review of the non-performing receivables and leases, and prior collection experience. An account is fully reserved for or written-off when the analysis indicates that the probability of collection of the account is remote.

     Impairment - Residual values of the Partnership's asset portfolio are periodically reviewed to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The events or changes in circumstances which generally indicate that the residual value of an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than the Partnership's carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and the Partnership's residual position. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits their rental payments directly to the lender and the Partnership does not recover its residual until the non-recourse note obligation is repaid in full.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 2003

     An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset's expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets simultaneously, if held in quantity, or to dispose of the asset quickly. Impairment is measured as the difference between the fair value of the assets and its carrying value on the measurement date.

Recent Accounting Pronouncements

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The Statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material effect on the Partnership's financial position or results of operations.


     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures in its statements of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. For nonpublic entities, the effective date of the provisions of SFAS No. 150 that relate to mandatorily redeemable financial instruments has been deferred until fiscal years that begin after December 31, 2003. The adoption of this standard is not expected to have a material effect on the Partnership's financial position or results of operations.


     In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. In December 2003, the FASB issued a revision to FIN 46, or Revised Interpretation, to clarify some of the provisions of FIN 46. FIN 46 provides guidance on how to identify a variable interest entity, or VIE, and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE must be included in a partnership's consolidated financial statements. A partnership that holds variable interests in an entity is required to consolidate the entity if the partnership's interest in the VIE is such that the partnership will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if any. VIE's created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of fiscal year 2004. VIE's created after January 1, 2004 must be accounted for under the Revised Interpretations. There has been no material impact to the Partnership's financial statements and there is no expected impact from the adoption of the deferred provisions in the first quarter of fiscal year 2004.

     The Partnership does not believe that any other recently issued, but not yet effective, accounting standards will have a material effect on the Partnership's financial position or results of operations.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 2003

Item 7A.  Qualitative and Quantitative Disclosures About Market Risk
          ----------------------------------------------------------

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

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 2003

Item 8.  Consolidated Financial Statements
         ---------------------------------

                   Index to Consolidated Financial Statements
                                                                     Page Number
                                                                     -----------

Independent Auditors' Reports                                           14-15

Consolidated Balance Sheets as of December 31, 2003 and 2002               16

Consolidated Statements of Operations for the Years Ended
  December 31, 2003, 2002 and 2001                                         17

Consolidated Statement of Changes in Partners' Equity for the Years Ended
  December 31, 2001, 2002 and 2003                                         18

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2003, 2002 and 2001                                      19-20

Notes to Consolidated Financial Statements                              21-32

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                        Consolidated Financial Statements

                                December 31, 2003

                   (With Independent Auditors' Report Thereon)

The Partners
ICON Cash Flow Partners, L.P., Series E


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


We have audited the accompanying consolidated balance sheets of ICON Cash Flow Partners, L.P., Series E (a Delaware limited partnership) and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, changes in partners' equity and cash flows for each of the two years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICON Cash Flow Partners, L.P., Series E and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the Partnership's reinvestment period ended July 31, 1998 and its disposition period commenced. During the disposition period the Partnership will distribute substantially all distributable cash from operations and equipment sales to the partners and begin the orderly termination of its operations and affairs.



/s/ Hays & Company LLP


March 19, 2004
New York, New York

                          Independent Auditors' Report
                          ----------------------------

The Partners
ICON Cash Flow Partners, L.P., Series E:

We have audited the accompanying consolidated statements of operations, partners' equity, and cash flows of ICON Cash Flow Partners, L.P., Series E (a
Delaware limited partnership) for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

As discussed in Note 1, the Partnership's reinvestment period ended July 31, 1998. The disposition period began on August 1, 1998. During the disposition period, the Partnership has, and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and begin the orderly termination of its operations and affairs.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the results of the operations and the cash flows of ICON Cash Flow Partners, L.P., Series E for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/KPMG LLP
April 15, 2002

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheets

                           December 31, 2003 and 2002



                                                                        2003           2002
                                                                        ----           ----

     Assets

Cash and cash equivalents                                     $         80,318  $       746,808
                                                              ----------------  ---------------

Investment in finance leases
   Minimum rents receivable                                          1,466,112         2,590,191
   Estimated unguaranteed residual values                            1,266,007         3,197,247
   Unearned income                                                     (40,551)        (120,426)
   Allowance for doubtful accounts                                    (578,391)        (566,551)
                                                              ----------------  ---------------
                                                                     2,113,177        5,100,461
                                                              ----------------  ---------------
Investment in operating leases
   Equipment at cost                                                19,207,984       21,554,842
   Accumulated depreciation                                         (8,357,851)      (7,261,999)
                                                              ----------------  ---------------
                                                                    10,850,133       14,292,843
                                                              ----------------  ---------------

Investment in financings
   Receivables due in installments                                   2,446,433        3,157,773
   Unearned income                                                     (13,238)         (81,826)
   Allowance for doubtful accounts                                  (1,405,763)      (1,403,186)
                                                              ----------------  ---------------
                                                                     1,027,432        1,672,761
                                                              ----------------  ---------------


Equipment held for sale, net                                         1,489,239              -
                                                              ----------------  ---------------


Investments in unconsolidated joint ventures                           126,594          216,489
                                                              ----------------  ---------------

Other assets, net                                                       99,847          478,032
                                                              ----------------  ---------------

Total assets                                                  $     15,786,740  $    22,507,394
                                                              ================  ===============


     Liabilities and Partners' Equity


Notes payable - non-recourse                                  $      9,565,050  $    11,352,510
Security deposits, deferred credits and other payables                 684,632        1,667,953
Deferred income                                                      1,118,590          483,436
Due to General Partner and affiliates                                  594,982          529,572
Minority interests in consolidated joint ventures                       58,561          178,217
                                                              ----------------  ---------------

Total liabilities                                                   12,021,815       14,211,688
                                                              ----------------  ---------------

Commitments and Contingencies

Partners' equity (deficiency)
   General Partner                                                    (482,075)        (436,768)
   Limited partners (607,855.51 units outstanding,
     $100 per unit original issue price)                             4,247,000        8,732,474
                                                              ----------------  ---------------

Total partners' equity                                               3,764,925        8,295,706
                                                              ----------------  ---------------

Total liabilities and partners' equity                        $     15,786,740  $    22,507,394
                                                              ================  ===============



See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

              For the Years Ended December 31, 2003, 2002 and 2001



                                                             2003                 2002                 2001
Revenues

   Rental income                                         $   1,085,543       $   2,547,841        $   2,609,465
   Finance income                                              466,013             915,583            2,923,473
   Net gain (loss) on sales of equipment                       309,286             (14,300)              68,268
   Interest income and other                                   398,275           2,354,817              103,589
   (Loss) income from investments in
     unconsolidated joint ventures                             (86,852)             49,797             (316,863)
                                                         -------------       -------------        -------------

   Total revenues                                            2,172,265           5,853,738            5,387,932
                                                         -------------       -------------        -------------

Expenses

   Depreciation                                              1,599,866           1,553,222            1,124,383
   Impairment loss                                           1,500,000               -                       -
   Interest                                                  1,160,763           1,428,860            2,333,153
   (Reversal of) provision for bad debts                            -             (700,000)           2,162,304
   Management fees - General Partner                           208,593             354,788              537,237
   Administrative expense reimbursements
     - General Partner                                         128,341             194,272              339,737
   General and administrative                                  575,104             606,778              624,122
   Amortization of initial direct costs and other               11,674              61,569              123,307
   Minority interest (income) expense in
     consolidated joint ventures                              (119,656)             52,601             (460,987)
                                                         -------------       -------------        -------------

   Total expenses                                            5,064,685           3,552,090            6,783,256
                                                         -------------       -------------        -------------

Net (loss) income                                        $  (2,892,420)      $   2,301,648        $  (1,395,324)
                                                         =============       =============        =============

Net (loss) income allocable to:
   Limited partners                                      $  (2,863,496)      $   2,278,632        $  (1,381,371)
   General Partner                                             (28,924)             23,016              (13,953)
                                                         -------------       -------------        -------------

                                                        $  (2,892,420)       $   2,301,648        $  (1,395,324)
                                                        =============        =============        =============

Weighted average number of limited
   partnership units outstanding                              607,856              607,856              607,856
                                                        =============        =============        =============

Net (loss) income per weighted average
   limited partnership unit                             $       (4.71)       $        3.75        $       (2.27)
                                                        =============        =============        =============



See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

              Consolidated Statement of Changes in Partners' Equity

              For the Years Ended December 31, 2001, 2002 and 2003



                             Limited Partner Distributions
                             ----------------------------

                                Return of     Investment            Limited         General
                                 Capital        Income             Partners         Partner              Total
                                 -------        ------             --------         -------              -----
                              (Per weighted average unit)

Balance at January 1, 2001                                    $    11,785,620    $    (406,065)   $     11,379,555

Cash distributions
   to partners                 $    2.23     $    -                (1,356,383)         (13,564)         (1,369,947)

Net loss                                                           (1,381,371)         (13,953)         (1,395,324)
                                                              ---------------    -------------    ----------------

Balance at December 31, 2001                                        9,047,866         (433,582)          8,614,284

Cash distributions
   to partners                 $     .52     $    3.75             (2,594,024)         (26,202)         (2,620,226)

Net income                                                          2,278,632           23,016           2,301,648
                                                              ---------------    --------------   ----------------

Balance at December 31, 2002                                        8,732,474         (436,768)          8,295,706

Cash distributions
   to partners                 $    2.67     $    -                (1,621,978)         (16,383)         (1,638,361)

Net loss                                                           (2,863,496)         (28,924)         (2,892,420)
                                                              ---------------    -------------    ----------------

Balance at December 31, 2003                                  $     4,247,000    $    (482,075)   $      3,764,925
                                                              ===============    =============    ================













See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

              For the Years Ended December 31, 2003, 2002 and 2001



                                                                          2003              2002          2001
                                                                          ----              ----          ----

Cash flows from operating activities:
   Net (loss) income                                                   $  (2,892,420) $   2,301,648  $   (1,395,324)
                                                                       -------------  -------------  --------------
   Adjustments to reconcile net (loss) income to
     net cash (used in) provided by operating activities:
       Depreciation                                                        1,599,866      1,553,222       1,124,383
       Impairment loss                                                     1,500,000            -               -
       Rental income - paid directly to lenders by lessees                  (900,000)    (2,200,000)     (2,460,000)
       (Reversal of) provision for doubtful accounts                              -        (700,000)      2,162,304
       Finance income portion of receivables paid directly
         to lenders by lessees                                               (41,561)      (193,939)       (447,632)
       Amortization of initial direct costs                                   11,674         61,569         123,307
       Net (gain) loss on sales of equipment                                (309,286)        14,300         (68,268)
       Interest expense on non-recourse financing
         paid directly to lenders by lessees                               1,129,191      1,206,993       1,687,354
       Loss (income) from investments in
         unconsolidated joint ventures                                        86,852        (49,797)        316,863
       Minority interest (income) expense in consolidated
         joint ventures                                                     (119,656)        52,601        (460,987)
       Changes in operating assets and liabilities:
         Collection of principal - non-financed receivables                1,371,885      2,605,127       7,376,587
         Other assets, net                                                   462,791         54,550         232,256
         Security deposits, deferred credits and other payables             (983,321)       (20,521)        109,358
         Deferred income                                                     635,154        306,576            -
         Due to General Partner and affiliates                                65,410        262,854            -
                                                                       -------------  -------------  --------------

         Total adjustments                                                 4,508,999      2,953,535       9,695,525

Net cash provided by operating activities                                  1,616,579      5,255,183       8,300,201

Cash flows from investing activities:
   Proceeds from sales of equipment                                          484,966      2,394,019         738,728
   Distributions received from
     unconsolidated joint ventures                                             3,043             -             -
   Distribution to minority interests in consolidated
     joint ventures                                                              -          (49,056)           -
                                                                       -------------  -------------  --------------

Net cash provided by investing activities                                    488,009      2,344,963         738,728
                                                                       -------------  -------------  --------------

Cash flows from financing activities:
   Principal payments on non-recourse debt                                (1,132,717)    (5,597,034)     (7,335,811)
   Cash distributions to partners                                         (1,638,361)    (2,620,226)     (1,369,947)
                                                                       -------------  -------------  --------------

Net cash used in financing activities                                     (2,771,078)    (8,217,260)     (8,705,758)
                                                                       -------------  -------------  --------------

Net (decrease) increase in cash and cash equivalents                        (666,490)      (617,114)        333,171

Cash and cash equivalents at beginning of year                               746,808      1,363,922       1,030,751
                                                                       -------------  -------------  --------------

Cash and cash equivalents at end of year                               $       80,318 $     746,808  $    1,363,922
                                                                       ============== =============  ==============




                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                      Statements of Cash Flows (continued)

              For the Years Ended December 31, 2003, 2002 and 2001

Supplemental Disclosures of Cash Flow Information
-------------------------------------------------

     For the years ended December 31, 2003, 2002 and 2001, non-cash activities included the following:




                                                           2003                  2002                  2001
                                                           ----                  ----                  ----

Principal and interest on direct finance
  receivables paid directly to lenders
  by lessees                                         $        279,009      $     3,920,065       $     2,145,767

Rental income on operating
  lease receivables paid directly to lender
  by lessee                                                   900,000            2,200,000             2,460,000

Principal and interest on non-recourse debt
  paid directly by lessees                                 (1,179,009)          (6,120,065)           (4,605,767)
                                                     ----------------      ---------------       ---------------

                                                     $          -          $          -          $          -
                                                     ================      ===============       ===============

Non-recourse debt assumed by lessees
   upon lease termination                            $        604,925      $          -          $          -
                                                     ================      ===============       ===============


Interest expense on non-recourse
   financing accrued or paid directly
   to lenders by lessees                             $      1,129,191      $     1,206,993       $     1,687,354

Other interest paid                                            31,572              221,867               645,799
                                                     ----------------      ---------------       ---------------

Total interest expense                               $      1,160,763      $     1,428,860       $     2,333,153
                                                     ================      ===============       ===============












See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

              For the Years Ended December 31, 2003, 2002 and 2001

1.  Organization

     ICON Cash Flow Partners, L.P., Series E (the "Partnership") was formed on November 7, 1991 as a Delaware limited partnership with an initial capitalization of $2,000 by the General Partner. It was formed to acquire various types of equipment, to lease such equipment to third parties and, to a lesser degree, to enter into secured financing transactions. The Partnership's offering period commenced on June 5, 1992 and by its final closing on July 31, 1993, 610,411.51 units had been admitted into the Partnership with aggregate gross proceeds of $61,041,151. From 1994 through 2003, the Partnership redeemed 2,556 limited partnership units resulting in 607,855.51 limited partnership units outstanding at December 31, 2003.

     The Partnership's reinvestment period ended July 31, 1998 and the Partnership commenced its disposition period. During the disposition period the Partnership will distribute substantially all distributable cash from operations and equipment sales to the partners and continue the orderly termination of its operations and affairs. The Partnership will not invest in any additional finance or lease transactions during the disposition period.

     The Partnership is an equipment leasing income fund. The principal investment objective of the Partnership is to obtain the maximum economic return from its investments for the benefit of its partners. To achieve this objective the Partnership has: (1) acquired a diversified portfolio of leases and financing transactions; (2) made monthly cash distributions to its limited partners commencing with each limited partner's admission to the Partnership,
(3) re-invested substantially all undistributed cash from operations and cash from sales of equipment and financing transactions during the reinvestment period; and (4) commenced the disposition period and begun to sell the Partnership's investments and distribute the cash from sales of such investments to its partners.

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

2.   Significant Accounting Policies

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Significant estimates primarily include the allowance for doubtful accounts and unguaranteed residual values. In addition, management is required to disclose contingent assets and contingent liabilities. Actual results could differ from those estimates.

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

     Leases and Revenue Recognition - The Partnership accounts for owned equipment leased to third parties as finance leases, or operating leases, as appropriate. Initial direct costs are capitalized and are amortized over the terms of the related leases using the interest or straight-line method, as appropriate.

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

     For operating leases, equipment is recorded and depreciated on the straight-line method over the lease term to its estimated residual value at lease termination and is subject to the Partnership's impairment review policy. Related lease rentals are recognized on the straight line method over the lease terms. Billed and uncollected operating lease receivables are included in other assets.

     Investment in Financings - Investment in financings represent the gross receivables due from the financing of equipment plus the initial direct costs related thereto less the related unearned income. The unearned income is recognized as finance income, and the initial direct costs are amortized, over the terms of the receivables using the interest method.

     Credit Risk - Financial instruments that potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables and accounts receivable. The Partnership places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Partnership. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases.

     The Partnership records a provision for doubtful accounts to provide for estimated credit losses in its portfolio. The allowance for doubtful accounts is based on an analysis of delinquency, an assessment of overall risk and a review of historical loss experience. The Partnership's write-off policy is based on an analysis of the aging of the Partnership's portfolio, a review of the non-performing receivables and leases, and prior collection experience. An account is fully reserved for or written-off when the analysis indicates that the probability of collection of the account is remote.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Impairment - Residual values of the Partnership's asset portfolio are periodically reviewed to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The events or changes in circumstances which generally indicate that the residual value of an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than the Partnership's carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and the Partnership's residual position. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits their rental payments directly to the lender and the Partnership does not recover its residual until the non-recourse note obligation is repaid in full.

     An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset's expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets simultaneously, if held in quantity, or to dispose of the asset quickly. Impairment is measured as the difference between the fair value of the assets and its carrying value on the measurement date.

     Fair Value of Financial Instruments - Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Values of Financial
Instruments," requires disclosures about the fair value of financial instruments, except for lease related assets and liabilities. Separate disclosure of fair value information as of December 31, 2003 and 2002 with respect to the Partnership's assets and liabilities is not separately provided since (i) SFAS No. 107 does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments, and the recorded value of payables approximates market value.

     Income Taxes - No provision for income taxes has been recorded since the liability for such taxes is that of each of the partners rather than the Partnership. The Partnership's income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any, could adjust the individual income taxes of the partners.

     Reclassifications - Certain items from prior years have been reclassified to conform to the presentation in 2003.

     Recent Accounting Pronouncements - In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The Statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material effect on the Partnership's financial position or results of operations.


     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures in its

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

statements of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. For nonpublic entities, the effective date of the provisions of SFAS No. 150 that relate to mandatorily redeemable financial instruments has been deferred until fiscal years that begin after December 31, 2003. The adoption of this standard is not expected to have a material effect on the Partnership's financial position or results of operations.

     In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. In December 2003, the FASB issued a revision to FIN 46, or Revised Interpretation, to clarify some of the provisions of FIN 46. FIN 46 provides guidance on how to identify a variable interest entity, or VIE, and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE must be included in a partnership's consolidated financial statements. A partnership that holds variable interests in an entity is required to consolidate the entity if the partnership's interest in the VIE is such that the partnership will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if any. VIE's created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of fiscal year 2004. VIE's created after January 1, 2004 must be accounted for under the Revised Interpretations. There has been no material impact to the Partnership's financial statements and there is no expected impact from the adoption of the deferred provisions in the first quarter of fiscal year 2004.

     The Partnership does not believe that any other recently issued, but not yet effective, accounting standards will have a material effect on the Partnership's financial position or results of operations.

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

     Consolidated Joint Ventures

     The two joint ventures described below are majority owned and are consolidated with the Partnership.

     ICON Cash Flow Partners L.L.C.
     ------------------------------

     In September 1994, the Partnership and an affiliate, ICON Cash Flow Partners L.P. Six ("L.P. Six"), formed a joint venture, ICON Cash Flow LLC, for the purpose of acquiring and managing an aircraft on lease with a U.S. based commercial airline. The Partnership and L.P. Six acquired interests of 99% and 1%, respectively, in ICON Cash Flow LLC. In 1997, upon the scheduled termination of the lease, the aircraft was remarketed to Aerovias de Mexico, S.A. de C.V. ("Aeromexico") under a lease that originally expired in October 2002. At that time, an extension agreement was entered into with Aeromexico which provided for an initial 15 month rental at $75,000 per month. At the end of the 15 month

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

renewal period, Aeromexico had the option to renew for two additional twelve-month periods at similar monthly rental rates. Aeromexico has exercised its first right to renew and the lease expiration was extended to January 2005. ICON Cash Flow LLC acquired the aircraft, assuming non-recourse debt and utilizing cash received from the Partnership and L.P. Six. Profits, losses, excess cash and disposition proceeds of the joint venture are allocated 99% to the Partnership and 1% to L.P. Six. The Partnership's consolidated financial statements include 100% of the assets, liabilities, revenues and expenses of ICON Cash Flow LLC. L.P. Six's investment in ICON Cash Flow LLC is reflected as minority interest in joint venture on the Partnership's consolidated balance sheets and as minority interest (income) expense on its consolidated statements of operations.

     ICON Receivables 1997-B LLC
     ---------------------------

     In August 1997, the Partnership and its affiliates, L.P. Six and ICON Cash Flow Partners L.P. Seven ("L.P. Seven"), formed 1997-B for the purpose of securitizing the cash flow collections from a portfolio of leases. The Partnership, L.P. Six and L.P. Seven each contributed cash, equipment leases and residuals and received a 75.00%, 8.33% and 16.67% interest, respectively, in 1997-B.

     The Partnership's consolidated financial statements include 100% of the assets and liabilities and revenues and expenses of 1997-B. L.P. Six and L.P. Seven's investments in 1997-B have been recorded as minority interests in consolidated joint ventures on the consolidated balance sheets and statements of operations.

Unconsolidated Joint Ventures

     The three joint ventures described below are less than 50% owned and are accounted for following the equity method.

         ICON Cash Flow Partners L.L.C. II
         ---------------------------------

     In March 1995, the Partnership and an affiliate, L.P. Six, formed ICON Cash Flow Partners L.L.C. II, ("ICON Cash Flow LLC II"), for the purpose of acquiring and managing an aircraft on lease with a U.S. based commercial airline. The Partnership and L.P. Six acquired interests of 1% and 99%, respectively, in ICON Cash Flow LLC II. In 1997, upon the scheduled termination of the lease, the aircraft was remarketed to Aeromexico under a lease that expired in November 2002. At that time, an extension agreement was entered into with Aeromexico which provided for an initial 15 month rental at $75,000 per month. At the end of the 15 month renewal period, Aeromexico had the option to renew for two additional twelve-month periods at similar monthly rental rates. Aeromexio has exercised its first right to renew and the lease expiration was extended to January 2005. ICON Cash Flow LLC II acquired the aircraft, assuming non-recourse debt and utilizing cash received from the Partnership and L.P. Six. Profits, losses, excess cash and disposition proceeds are allocated 1% to the Partnership and 99% to L.P. Six. The outstanding non-recourse debt at December 31, 2003 was $9,043,249.

     Information as to the financial position and results of operations of ICON Cash Flow LLC II as of and for the years ended December 31, 2003 and 2002 is summarized below:

                                December 31, 2003            December 31, 2002
                                -----------------            -----------------

Assets                           $    12,736,517             $    15,750,363
                                 ===============             ===============

Liabilities                      $     9,091,902             $     8,932,485
                                 ===============             ===============

Equity                           $     3,644,615             $     6,817,878
                                 ===============             ===============

Partnership's share of equity    $        36,446             $        68,179
                                 ===============             ===============

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)
             Notes to Consolidated Financial Statements - Continued

                                    For the Year Ended      For the Year Ended
                                     December 31, 2003       December 31, 2002
                                     -----------------       -----------------

Net loss                              $    (3,173,263)       $      (345,864)
                                      ===============        ===============

Partnership's share of net loss       $       (31,733)       $        (3,459)
                                      ===============        ===============

     ICON Cash Flow Partners L.L.C. III

     In December 1996, the Partnership and an affiliate, L.P. Seven, formed ICON Cash Flow Partners L.L.C. III ("ICON Cash Flow LLC III"), for the purpose of acquiring and managing an aircraft which was on lease to Continental Airlines, Inc. The aircraft is a 1976 McDonnell Douglas DC-10-30 with an original cost of $11,429,751. The original lease, which was accounted for as a leveraged lease, expired on April 30, 2003. Effective May 1, 2003, the aircraft was re-leased to World Airlines, Inc. on a power-by-the-hour basis. The Partnership and L.P. Seven contributed 1% and 99% of the cash required for such acquisition, respectively, to ICON Cash Flow LLC III. ICON Cash Flow LLC III acquired the aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and L.P. Seven.

     Information as to the financial position and results of operations of ICON Cash Flow LLC III as of the years ended December 31, 2003 and 2002 is summarized below:

                                          December 31, 2003   December 31, 2002
                                          -----------------   -----------------

Assets                                     $     2,287,230    $     5,337,603
                                           ===============    ===============

Liabilities                                $         -        $         -
                                           ===============    ================

Equity                                     $     2,287,230    $     5,337,603
                                           ===============    ===============

Partnership's share of equity              $        22,872    $        53,376
                                           ===============    ===============

                                         For the Year Ended   For the Year Ended
                                          December 31, 2003   December 31, 2002
                                          -----------------   -----------------

Net (loss) income                          $    (2,746,103)   $       483,785
                                           ===============    ===============

Partnership's share of net (loss) income   $       (27,461)   $         4,838
                                           ===============    ===============

Distributions                              $       304,270    $         -
                                           ===============    ===============

Partnership's share of distributions       $         3,043    $         -
                                           ===============    ===============

ICON Receivables 1997-A LLC
---------------------------

     In March and September 1997, the Partnership and affiliates, ICON Cash Flow Partners, L.P., Series D ("Series D"), L.P. Six and L.P. Seven contributed and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A LLC ("1997-A") for the purpose of securitizing the cash flow collections from a portfolio of leases. As of December 31, 2003, the Partnership, Series D, L.P. Six and L.P. Seven own 31.19%, 17.81%, 31.03% and 19.97% interests, respectively, in 1997-A.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     Information as to the financial position and results of operations of 1997-A as of and for the years ended December 31, 2003 and 2002 is summarized below:

                                   December 31, 2003           December 31, 2002
                                   ----------------            -----------------

 Assets                             $       810,802             $       694,761
                                    ===============             ===============

 Liabilities                        $       595,106             $       390,389
                                    ===============             ===============

 Equity                             $       215,696             $       304,372
                                    ===============             ===============

 Partnership's share of equity      $        67,276             $        94,934
                                    ===============             ===============


                                  For the Year Ended          For the Year Ended
                                   December 31, 2003           December 31, 2002
                                   -----------------           -----------------

 Net (loss) income                  $       (88,676)            $       155,235
                                    ===============             ===============

 Partnership's share of
   net (loss) income                $       (27,658)            $        48,418
                                    ===============             ===============

4.   Receivables Due in Installments

     Non-cancelable minimum amounts due on finance leases and financings are as follows:

   Year Ending           Finance
   December 31,          Leases        Financings          Total
   ------------          ------        ----------          -----

        2004      $      1,441,265   $   2,446,433   $   3,887,698
        2005                24,847        -                 24,847
                  ----------------   -------------   ------------

                  $      1,466,112   $   2,446,433   $   3,912,545
                  ================   =============   =============

     During 2003, equipment recorded as a finance lease with a net book value of $1,489,239 was reclassified to equipment held for sale.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     The allowance for doubtful accounts related to the investments in finance leases and financings consisted of the following:



                                                          Finance
                                                          Leases          Financings         Total
                                                          ------          ----------         -----


Balance at January 1, 2001                           $    1,287,212    $   1,235,231    $    2,522,443

     Provision for doubtful accounts                        775,248        1,387,056         2,162,304
     Accounts written-off or recovered                     (174,142)      (1,407,730)       (1,581,872)
                                                     --------------    -------------    --------------

Balance at December 31, 2001                              1,888,318        1,214,557         3,102,875

     (Reversal of) provision for doubtful accounts       (1,400,153)         700,153          (700,000)
     Accounts written-off or recovered                       78,386        (511,524)         (433,138)
                                                     --------------    ------------     -------------


Balance at December 31, 2002                                566,551        1,403,186         1,969,737

     (Reversal of) provision for doubtful accounts           (2,577)           2,577                -
     Accounts written-off or recovered                       14,417              -              14,417
                                                     --------------    -------------    --------------

Balance at December 31, 2003                         $      578,391    $   1,405,763    $    1,984,154
                                                     ==============    =============    ==============



5.   Investment in Operating Leases

     The investment in operating leases at December 31, 2003, 2002 and 2001 consisted of the following:



                                                          2003                  2002               2001
                                                          ----                  ----               ----

Equipment at cost, beginning of year               $    21,554,842       $    21,554,842       $   20,707,984

Impairment loss                                         (1,500,000)                  -                    -

Transfer from finance lease residual                           -                     -                846,858

Dispositions                                             (846,858)                   -                    -
                                                   --------------        ---------------       ---------------

Equipment at cost, end of year                          19,207,984            21,554,842            21,554,842
                                                   ---------------       ---------------       ---------------

Accumulated depreciation
  beginning of year                                     (7,261,999)           (5,708,777)           (4,584,394)

Depreciation expense                                    (1,599,866)           (1,553,222)           (1,124,383)

Accumulated depreciation, dispositions                     504,014                   -                     -
                                                   ---------------       ---------------       ---------------

Accumulated depreciation, end of year                   (8,357,851)           (7,261,999)           (5,708,777)
                                                   ---------------       ---------------       ---------------

Investment in operating leases, end of year        $    10,850,133       $    14,292,843       $    15,846,065
                                                   ===============       ===============       ===============


                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

     During 2003 the Partnership reduced the salvage value on the Aeromexico aircraft. An impairment loss of $1,500,000 was recorded as a result of an appraisal which indicated a lower fair market value at lease termination than initially estimated.

     The  lease  with   Aeromexico  (as  discussed  in  Note  3)  accounted  for
approximately 58% of the Partnership's rental and finance income during the year ended December 31, 2003.

     Non-cancelable minimum rental amounts due on operating leases are as follows:

                         Year Ending
                         December 31,                       Amount
                         ------------                       ------

                           2004                      $       900,000
                           2005                               75,000
                                                     ---------------
                                                     $       975,000
                                                     ===============

6.   Notes Payable

     The non-recourse notes payable consist of:

(i) At December 31, 2003 and 2002, notes payable totaling $158,749 and $1,245,283, respectively, bearing interest at 6.19% per annum and payable from receivables related to the portfolio of leases that secure the debt, and

(ii) At December 31, 2003 and 2002, $9,406,301 and $10,107,227, respectively, of other non-recourse notes bearing interest at rates ranging from 7.48% to 11.83%, of which $9,383,441 and $9,186,243, respectively, is secured by the aircraft on lease with Aeromexico. The note matured in January 2004 and the Partnership is currently negotiating an extension of the maturity date through the extended lease term of January 2005.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

7.   Related Party Transactions

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the years ended December 31, 2001, 2002 and 2003 are as follows:

                                                     Charged to
                                                     Operations
                                                     ----------

     Management fees                               $     537,237
     Administrative expense reimbursements               339,737
                                                   -------------

     Year ended December 31, 2001                  $     876,974
                                                   =============

     Management fees                               $     354,788
     Administrative expense reimbursements               194,272
                                                   -------------

     Year ended December 31, 2002                  $     549,060
                                                   =============

     Management fees                               $     208,593
     Administrative expense reimbursements               128,341
                                                   -------------

     Year ended December 31, 2003                  $     336,934
                                                   =============

     In accordance with the terms of the Management Agreement, the Partnership pays the General Partner management fees based on a percentage of rentals received either directly by the Partnership or through joint ventures (ranging from 1% to 7%). In addition, the General Partner is reimbursed for administrative expenses incurred by it in connection with the Partnership's operations.

     At December 31, 2003 amounts due to General Partner and affiliates of $594,982 consisted of approximately $43,000 due to the General Partner for management fees and administrative expense reimbursements and approximately $551,982 due to affiliates that relates to rents received on behalf of such affiliates. . At December 31, 2002, there were no liabilities to the General Partner and amounts due to affiliates was $529,572.

     The   Partnership  has  investments  in  five  joint  ventures  with  other partnerships sponsored by the General Partner.

8.   Interest income and other

     Interest  income  and  other  was  $398,275,   $2,354,817,   and  $103,589,
respectively, for the years ended December 31, 2003, 2002 and 2001. This category captures bank interest as well as any other miscellaneous income. For the year ended December 31, 2003 miscellaneous income included, in part, a $198,241 revised estimate of residual sharing values as well as revised estimates of other liabilities. For the year ended December 31, 2002 miscellaneous income included a $2,017,763 revised estimate of residual sharing values.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued

9.   Tax Information (Unaudited)

     The following table reconciles net (loss) income for financial statement reporting purposes to loss for federal income tax reporting purposes for the years ended December 31:



                                                                   2003              2002                2001
                                                                   ----              ----                ----

Net (loss) income for financial statement
   reporting purposes                                        $   (2,892,420)    $    2,301,648     $    (1,395,324)

Differences due to:
   Direct finance leases                                            492,161           (141,396)          1,818,815
   Depreciation and amortization                                  2,608,644           (841,698)         (2,839,850)
   (Recovery) provision for losses                               (1,814,907)          (700,000)            580,432
   Gain (loss) on sales of equipment                                341,527              3,872            (543,376)
   Other                                                            554,888         (1,767,921)           (162,269)
                                                             --------------     --------------     ---------------
Partnership loss for federal income
   tax reporting purposes                                    $     (710,107)    $   (1,145,495)    $    (2,541,572)
                                                             ==============     ==============     ===============



     As of December 31,  2003,  the  partners'  capital  accounts for  financial statement reporting purposes totaled $3,764,925 compared to the partners' capital accounts for federal income tax reporting purposes of $4,572,065 (unaudited). The difference arises primarily from sales expenses and commissions reported as a reduction in the partners' capital for financial statement reporting purposes but not for federal income tax reporting purposes, offset by temporary differences related to direct finance leases, depreciation and amortization, recovery for losses and gain (loss) on sales of equipment.

10.  Selected Quarterly Financial Data (Unaudited)

     The following table is a summary of selected financial data by quarter for the years ended December 31, 2003 and 2002:




                                                                         For the Quarter Ended
                                                                         ---------------------

                                                  March 31,        June 30,        September 30,     December 31,
                                                  ---------        --------        -------------     ------------

2003
     Revenues                                  $    1,051,615   $     365,481      $     343,652  $      411,517
                                               ==============   =============      =============  ==============

     Net income (loss) allocable to
       limited partners                        $       14,052   $    (505,165)     $    (469,935) $   (1,902,448)(1)
                                               ==============   =============      =============  ==============

     Net income (loss) per weighted
       average limited partnership unit        $          .02   $        (.82)     $        (.77) $        (3.14)
                                               ==============   =============      =============  ==============


                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements - Continued




2002

     Revenues                                  $      962,813   $     926,660      $     740,463   $   3,223,802
                                               ==============   =============      =============   =============

     Net (loss) income allocable to
       limited partners                        $     (351,321)  $    (489,909)     $     354,629(2)$   2,765,233(3)
                                               ==============   =============      =============   =============

     Net (loss) income per weighted
       average limited partnership unit        $         (.58)  $        (.81)     $         .58   $        4.56
                                               ==============   =============      =============   =============



(1) In the fourth quarter of 2003 the Partnership recorded an impairment of $1,500,000 based upon a recent appraisal of the Aeromexico aircraft.

(2) In the third quarter of 2002 the Partnership reversed the provision for bad debts by $700,000.

(3) In the fourth quarter of 2002 the Partnership recorded a one-time adjustment of $2,017,763, due to a revised estimate of residual sharing values, which is captured in the category interest income and other.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 2003

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     The information required by Item 304 of Regulation S-K was filed as part of the Partnership's Form 8-K filed on February 5, 2003.

Item 9A.  Control and Procedures
          ----------------------

     The Partnership carried out an evaluation, under the supervision and with the participation of management of ICON Capital Corp., the Manager of the Partnership, including the Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon the evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that the Partnership's disclosure controls and procedures were effective.

     There were no significant changes in the Partnership's internal control over financial reporting during the Partnership's fourth fiscal quarter that have materially affected, or are likely to materially affect, the Partnership's internal control over financial reporting.

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

                                December 31, 2003

     The officers and directors of the General Partner are as follows:

Beaufort J.B. Clarke         Chairman, Chief Executive Officer and Director

Paul B. Weiss                President and Director

Thomas W. Martin             Executive Vice President and Director

     Beaufort J.B. Clarke, age 57, has been Chairman, Chief Executive Officer and Director of the General Partner since 1996. Prior to his present position, Mr. Clarke was founder and the President and Chief Executive Officer of Griffin Equity Partners, Inc. Mr. Clarke formerly was an attorney with Shearman and Sterling and has over 20 years of senior management experience in the United States leasing industry.

     Paul B. Weiss, age 43, is President and Director of the General Partner. Mr. Weiss has been exclusively engaged in lease acquisitions since 1988 from his affiliations with the General Partner since 1996, Griffin Equity Partners (as Executive Vice President from 1993-1996); Gemini Financial Holdings (as Senior Vice President-Portfolio Acquisitions from 1991-1993) and Pegasus Capital Corporation (as Vice President-Portfolio Acquisitions from 1988-1991). He was previously an investment banker and a commercial banker.

     Thomas W. Martin, age 50, has been Executive Vice President of the General Partner since 1996. Prior to his present position, Mr. Martin was the Executive Vice President and Chief Financial Officer of Griffin Equity Partners, Inc. (1993-1996), Gemini Financial Holdings (as Senior Vice President from 1992-1993) and Chancellor Corporation (as Vice President-Syndications from 1985-1992). Mr. Martin has 19 years of senior management experience in the leasing business.

Item 11.  Executive Compensation
          ----------------------

     The Partnership has no directors or officers. The General Partner and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December 31, 2003, 2002 and 2001.



      Entity              Capacity           Type of Compensation             2003             2002          2001
      ------              --------           --------------------             ----             ----          ----
ICON Capital Corp.      General Partner    Management fees             $       208,593   $      354,788   $     537,237
ICON Capital Corp.      General Partner    Administrative expense
                                             reimbursements                    128,341          194,272         339,737
                                                                       ---------------   --------------   -------------
                                                                       $       336,934   $      549,060   $     876,974
                                                                       ===============   ==============   =============


     In accordance with the terms of the Management Agreement, the Partnership pays the General Partner management fees based on a percentage of rentals received either directly by the Partnership or through joint ventures (ranging from 1% to 7%). In addition, the General Partner is reimbursed for expenses incurred by it in connection with the Partnership's operations. The General Partner also owns a 1% interest in the profits and distributions of the Partnership.

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

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 2003

(b) As of March 30, 2004, Directors and Officers of the General Partner do not own any equity securities of the Partnership.

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

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

     See  Item  11  for  a  discussion  of  the   Partnership's   related  party
transactions.

     See Notes 3 and 7 to the consolidated financial statements for a discussion of the Partnership's related party transactions.


Item 14.  Principal Accounting Fees and Services

                              2003        2002          Description
                              ----        ----          -----------

Audit fees                 $    24,000    $    -        Audit and review
Audit related fees                   -         -
Tax fees                         1,000         -        Tax compliance
All other fees                       -         -
                           -----------    --------
Total                      $    25,000    $    -
                           ===========    ========

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

(a)  1.  Financial Statements - See Part II, Item 8 hereof.

     2.  Financial Statement Schedule - None.

     Schedules not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 2003

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

          (iv) Unconsolidated    Joint   Venture   Financial   Statements   ICON
               Receivables 1997-A LLC - as of and for the years ended December 31, 2002 and 2001


(b)      Reports on Form 8-K

         None

(c)      Exhibits

          31.1 Rule 13a-14(a)/15d-14(a) certifications

          31.2 Rule 13a-14(a)/15d-14(a) certifications

          32.1 Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification of Executive Vice President and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                December 31, 2003

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

                                ICON CASH FLOW PARTNERS, L.P., Series E
                                File No. 33-44413 (Registrant)
                                By its General Partner, ICON Capital Corp.


Date:  March 30, 2004           /s/ Beaufort J.B. Clarke
                                Beaufort J.B. Clarke
                                Chairman, Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
sole General Partner of the Registrant

Date:   March 30, 2004            /s/ Beaufort J.B. Clarke
                                  ---------------------------------
                                  Beaufort J.B. Clarke
                                  Chairman, Chief Executive Officer and Director


Date:  March 30, 2004             /s/ Paul B. Weiss
                                  ---------------------------------
                                  Paul B. Weiss
                                  President and Director


Date:  March 30, 2004             /s/ Thomas W. Martin
                                  ----------------------------------
                                  Thomas W. Martin
                                  Executive Vice President
                                  (Principal Financial and Accounting Officer)


     Supplemental  Information  to be Furnished  With Reports Filed  Pursuant to
Section 15(d) of the Act by Registrant Which have not Registered Securities Pursuant to Section 12 of the Act

     No annual report or proxy material has been sent to security holders. An annual report will be sent to the limited partners and a copy will be forwarded to the Commission.

Exhibit 31.1

     Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

                              Certifications - 10-K
                              ---------------------

I, Beaufort J.B. Clarke, certify that:

1. I have reviewed this annual report on Form 10-K of ICON Cash Flow Partners L.P. Series E;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report based on such evaluation; and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the Corporate Manager (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control, are reasonably likely to materially affect the Partnership ability to record, process, summarize and report financial information and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  March 30, 2004

/s/ Beaufort J.B. Clarke
-----------------------------
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
sole General Partner of ICON Cash Flow Partners L.P. Series E

Exhibit 31.2

     Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

                              Certifications - 10-K
                              ---------------------

I, Thomas W. Martin, certify that:

1. I have reviewed this annual report on Form 10-K of ICON Cash Flow Partners L.P. Series E;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report based on such evaluation; and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the Corporate Manager (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control, are reasonably likely to materially affect the Partnership ability to record, process, summarize and report financial information and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  March 30, 2004

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer
of the General Partner of the Registrant)
ICON Capital Corp.
sole General Partner of ICON Cash Flow Partners L.P. Series E

EXHIBIT 32.1

        Certification of Chief Executive Officer Pursuant to Section 906
                        of the Sarbanes-Oxley Act of 2002
                                (18 U.S.C. 1350)



     I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp., the sole General Partner of ICON Cash Flow Partners L.P. Series E, in connection with the Annual Report of ICON Cash Flow Partners L.P. Series
E. (the "Partnership") on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report") certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

     (1) the Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

     (2) the information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership


Dated:  March 30, 2004



  /s/ Beaufort J.B. Clarke
  -------------------------------------------------------
  Beaufort J.B. Clarke
  Chairman and Chief Executive Officer
  ICON Capital Corp.
  sole General Partner of ICON Cash Flow Partners L.P. Series E

EXHIBIT 32.2


        Certification of Chief Executive Officer Pursuant to Section 906
                        of the Sarbanes-Oxley Act of 2002
                                (18 U.S.C. 1350)


     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp., the sole General Partner of ICON Cash Flow Partners L.P. Series E, in connection with the Annual Report of ICON Cash Flow Partners L.P. Series E. (the "Partnership") on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report") certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

     (1) the Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

     (2) the information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership



Dated:  March 30, 2004




 /s/ Thomas W. Martin
 -------------------------------------------------------
 Thomas W. Martin
 Executive Vice President (Principal
 Financial and Accounting Officer)
 ICON Capital Corp.
 sole General Partner of ICON Cash Flow Partners, L.P., Series E