Form 10-Q
period 2004-03-31
ICON CASH FLOW PARTNERS L P SERIES E
filed 2004-05-17
CIK 881788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



     [x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended            March 31, 2004
                              --------------------------------------------------

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from __________________________ to ___________________

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


                   100 Fifth Avenue, New York, New York 10011
  (Address of principal executive offices)                            (Zip code)


                                 (212) 418 -4700
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act Rule) [ ] Yes [X] No

PART I - FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                      Condensed Consolidated Balance Sheets


                                                  (unaudited)
                                                    March 31,      December 31,
                                                      2004            2003
                                                      ----            ----

       Assets
       ------

Cash and cash equivalents                     $       288,014   $       80,318
                                              ---------------   --------------

Investment in finance leases
   Minimum rents receivable                         1,340,982        1,466,112
   Estimated unguaranteed residual values           1,266,007        1,266,007
   Unearned income                                    (27,770)         (40,551)
   Allowance for doubtful accounts                   (744,894)        (578,391)
                                              ---------------   --------------

                                                    1,834,325        2,113,177
                                              ---------------   --------------

Investment in operating leases
   Equipment at cost                               19,207,984       19,207,984
   Accumulated depreciation                        (8,757,818)      (8,357,851)
                                              ---------------   --------------
                                                   10,450,166       10,850,133
                                              ---------------   ---------------

Investment in financings
   Receivables due in installments                  2,377,060        2,446,433
   Unearned income                                      -              (13,238)
   Allowance for doubtful accounts                 (1,256,130)      (1,405,763)
                                              ---------------   --------------
                                                    1,120,930        1,027,432
                                              ---------------   ---------------

Equipment held for sale, net                        1,199,179        1,199,179
                                              ---------------   --------------

Investments in unconsolidated joint ventures          111,274          126,594
                                              ---------------  ---------------

Other assets, net                                      90,578           99,847
                                              ---------------   ---------------

Total assets                                  $    15,094,466   $   15,496,680
                                              ===============   ==============




                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                Condensed Consolidated Balance Sheets (Continued)



                                                           (unaudited)
                                                             March 31,       December 31,
                                                               2004              2003
                                                               ----              ----

       Liabilities and Partners' Equity
       --------------------------------

Notes payable - non-recourse                           $     9,609,391   $    9,565,050
Security deposits, deferred credits and other payables         722,360          684,632
Deferred income                                                924,236          828,530
Due to affiliates, net                                         551,276          594,982
Minority interests in consolidated joint ventures               53,785           58,561
                                                       ---------------   --------------

Total liabilities                                           11,861,048       11,731,755
                                                       ---------------   --------------


Commitments and Contingencies

Partners' equity (deficiency)
   General Partner                                            (487,390)        (482,075)
   Limited partners (607,856 units outstanding,
     $100 per unit original issue price)                     3,720,808        4,247,000
                                                       ---------------   --------------

Total partners' equity                                       3,233,418        3,764,925
                                                       ---------------   --------------

Total liabilities and partners' equity                 $    15,094,466   $   15,496,680
                                                       ===============   ==============















See accompanying notes to condensed consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                 Condensed Consolidated Statements of Operations

                      For the Three Months Ended March 31,

                                   (unaudited)




                                                                 2004                  2003
                                                                 ----                  ----
Revenues
  Rental income                                           $        236,454    $       249,001
  Finance income                                                    20,558            304,637
  Net gain on sales of equipment                                   205,400            310,917
  Interest income and other                                          3,193            198,439
  Loss from investments in
     unconsolidated joint ventures                                 (14,611)           (11,379)
                                                          ----------------    ---------------

   Total revenues                                                  450,994          1,051,615
                                                          ----------------    ----------------

Expenses
   Depreciation                                                    399,967            399,967
   Interest                                                        313,237            308,627
   General and administrative                                       48,312            204,904
   Management fees - General Partner                                22,893             97,972
   Administrative expense reimbursements - General Partner           9,190             74,179
   Amortization of initial direct costs and other                      412              6,094
   Minority interest expense (income)                               46,756            (54,322)
                                                          ----------------    ---------------

   Total expenses                                                  840,767          1,037,421
                                                          ----------------    ---------------

Net (loss) income                                         $       (389,773)   $        14,194
                                                          ================    ===============

Net (loss) income allocable to:
   Limited partners                                       $       (385,875)   $        14,052
   General Partner                                                  (3,898)               142
                                                          ----------------    ---------------

                                                          $       (389,773)   $        14,194
                                                          ================    ===============

Weighted average number of limited
   partnership units outstanding                          $        607,856            607,856
                                                          ================    ================

Net (loss) income per weighted average
   limited partnership unit                               $          (.63)    $           .02
                                                          ===============     ===============





See accompanying notes to condensed consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

         Condensed Consolidated Statement of Changes in Partners' Equity

                    For the Three Months Ended March 31, 2004

                                   (unaudited)


                             Limited Partner Distributions
                             -----------------------------
                                Return of     Investment            Limited         General
                                 Capital        Income             Partners         Partner              Total
                                 -------        ------             --------         -------              -----
                              (Per weighted average unit)

Balance at
   January 1, 2004                                            $     4,247,000    $    (482,075)   $      3,764,925

Cash distributions
  to partners                 $     .23       $    -                (140,317)          (1,417)           (141,734)

Net loss                                                             (385,875)          (3,898)           (389,773)
                                                              ---------------    -------------    ----------------

Balance at
   March 31, 2004                                             $     3,720,808    $    (487,390)   $      3,233,418
                                                              ===============    =============    ================
















See accompanying notes to condensed consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                 Condensed Consolidated Statements of Cash Flows

                      For the Three Months Ended March 31,

                                   (unaudited)


                                                                                    2004               2003
                                                                                    ----               ----

Cash flows from operating activities:
   Net (loss) income                                                         $       (389,773)   $        14,194
                                                                             ----------------    ---------------
   Adjustments to reconcile net (loss) income to net
     cash provided by operating activities:
       Depreciation                                                                   399,967            399,967
       Rental income - paid directly to lender by lessee                             (225,000)          (225,000)
       Finance income portion of receivables paid directly
         to lenders by lenders to lessees                                                  -             (14,886)
       Amortization of initial direct costs                                               412              6,094
       Net gain on sales of equipment                                                (205,400)          (310,917)
       Interest expense on non-recourse financing paid
         directly by lenders to lessees                                               310,958            294,390
       Loss from investments in unconsolidated joint ventures                          14,611             11,379
       Minority interest expense (income) in consolidated joint ventures               46,756            (54,322)
       Changes in operating assets and liabilities:
         Collection of principal - non-financed receivables                           193,483          1,586,189
         Other assets, net                                                              -                329,652
         Security deposits deferred credits, and other payables                        37,728           (982,770)
         Deferred income                                                               95,706             (1,471)
         Due to General Partner and affiliates                                        (43,706)            37,594
                                                                             ----------------     --------------

           Total adjustments                                                          625,515          1,075,899
                                                                             ----------------     --------------

Net cash provided by operating activities                                             235,742          1,090,093
                                                                             ----------------     --------------

Cash flows from investing activities:
   Proceeds from sales of equipment                                                   206,128            437,352
   Distributions received from unconsolidated joint ventures                              709                 -
   Distributions to minority interests in consolidated joint ventures                 (51,532)                -
                                                                             ----------------     --------------

Net cash provided by investing activities                                             155,305            437,352
                                                                             ----------------     --------------


Cash flows from financing activities:
   Principal payments on non-recourse notes payable                                   (41,617)        (1,188,581)
   Cash distributions to partners                                                    (141,734)          (836,582)
                                                                             ----------------     --------------

Net cash used in financing activities                                                (183,351)        (2,025,163)
                                                                             ----------------     --------------

Net increase (decrease) in cash and cash equivalents                                  207,696           (497,718)

Cash and cash equivalents at beginning of period                                       80,318            746,808
                                                                             ----------------    ---------------

Cash and cash equivalents at end of period                                   $        288,014    $       249,090
                                                                             ================    ===============





See accompanying notes to condensed consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

           Condensed Consolidated Statements of Cash Flows (Continued)

Supplemental Disclosures of Cash Flow Information
-------------------------------------------------

     During the three months ended March 31, 2004 and 2003, non-cash activities included the following:



                                                                 2004            2003
                                                                 ----            ----

Principal and interest on direct finance receivables
   paid directly to lenders by lessees                      $     -         $   139,825
Rental income on operating lease receivables
   paid directly to lender by lessee                            225,000         225,000
Principal and interest on non-recourse
   debt paid directly to lender by lessee                      (225,000)       (364,825)
                                                            -----------     -----------

                                                            $      -        $      -
                                                            ===========     ===========

Interest expense on non-recourse financing accrued or
   paid directly to lenders by lessees                      $   310,958     $   294,390
Other interest paid                                               2,279          14,237
                                                            -----------     -----------
Total interest expense                                      $   313,237     $   308,627
                                                            ===========     ===========
















See accompanying notes to condensed consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

              Notes to Condensed Consolidated Financial Statements

                                 March 31, 2004
                                   (unaudited)

1.   Basis of Presentation

     The condensed consolidated financial statements of ICON Cash Flow Partners, L.P., Series E (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Partnership's 2003 Annual Report on Form 10-K. Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

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

3.   Related Party Transactions

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the three months ended March 31, 2004 and 2003 were as follows:

                              2004              2003
                              ----              ----

Management fees           $    22,893      $    97,972   Charged to operations
Administrative expense
  reimbursements                9,190           74,179   Charged to operations
                          -----------      -----------

Total                     $    32,083      $   172,151
                          ===========      ===========

     For the quarter ended March 31, 2004, the Partnership had a net payable of $551,276 due to affiliates. The majority of this payable is due to ICON Receivables 1998-A Inc. ("1998-A") for rents collected on behalf of 1998-A.

     The Partnership and its affiliates have formed five joint ventures for the purpose of acquiring and managing various assets. The Partnership and its affiliates have identical investment objectives and participate on the same terms and conditions. (See note 4 for additional information relating to the joint ventures).

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

     ICON Cash Flow Partners L.L.C.
     ------------------------------

     In September 1994, the Partnership and an affiliate, ICON Cash Flow Partners L.P. Six ("L.P. Six"), formed a joint venture, ICON Cash Flow Partners L.L.C. ("ICON Cash Flow LLC") for the purpose of acquiring and managing an aircraft on lease with a U.S. based commercial airline. The Partnership and L.P. Six acquired interests of 99% and 1%, respectively, in ICON Cash Flow LLC. In 1997, upon the scheduled termination of the lease, the aircraft was remarketed to Aerovias de Mexico, S.A. de C.V. ("Aeromexico") under a lease that originally was scheduled to expire in October 2002, but has been since extended twice under an extension agreement. ICON Cash Flow LLC acquired the aircraft, assuming non-recourse debt and utilizing cash received from the Partnership and L.P. Six. Profits, losses, excess cash and disposition proceeds of the joint venture are allocated 99% to the Partnership and 1% to L.P. Six. The Partnership's consolidated financial statements include 100% of the assets, liabilities, revenues and expenses of ICON Cash Flow LLC. L.P. Six's investment in ICON Cash Flow LLC is reflected as minority interest in joint venture on the Partnership's consolidated balance sheets and as minority interest (income) expense on its consolidated statements of operations.

     ICON Receivables 1997-B LLC
     ---------------------------

     In August 1997, the Partnership and its affiliates, L.P. Six and ICON Cash Flow Partners L.P. Seven ("L.P. Seven"), formed ICON Receivables 1997-B LLC ("1997-B") for the purpose of securitizing the cash flow collections from a portfolio of leases. The Partnership, L.P. Six and L.P. Seven each contributed cash, equipment leases and residuals and received a 75%, 8.33% and 16.67% interest respectively, in 1997-B.

     The Partnership's condensed consolidated financial statements include 100% of the assets, liabilities, revenues and expenses of 1997-B. L.P. Six and L.P. Seven's investments in 1997-B have been recorded as minority interests in consolidated joint ventures on the condensed consolidated balance sheets and statements of operations.

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

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

     ICON Cash Flow Partners L.L.C. II
     ---------------------------------

     In March 1995, the Partnership and an affiliate, L.P. Six, formed ICON Cash Flow Partners L.L.C. II ("ICON Cash Flow LLC II"), for the purpose of acquiring and managing an aircraft on lease with a U.S. based commercial airline. The Partnership and L.P. Six acquired interests of 1% and 99%, respectively, in ICON Cash Flow LLC II. In 1997, upon the scheduled termination of the lease, the aircraft was remarketed to Aeromexico. This lease originally was scheduled to expire in November 2002, but has since been extended twice under an extension agreement. ICON Cash Flow LLC II acquired the aircraft, assuming non-recourse debt and utilizing cash received from the Partnership and L.P. Six. Profits, losses, excess cash and disposition proceeds are allocated 1% to the Partnership and 99% to L.P. Six. The outstanding non-recourse debt at March 31, 2004 was $9,183,162.

     Information as to the unaudited results of operations for the three months ended March 31, 2004 and 2003 is summarized below:

                                    Three Months Ended        Three Months Ended
                                      March 31, 2004            March 31, 2003
                                      --------------            --------------

Net loss                              $     (503,404)           $      (425,556)
                                      ==============            ===============

Partnership's share of net loss       $       (5,034)           $        (4,256)
                                      ==============            ===============

     ICON Cash Flow Partners L.L.C. III
     ----------------------------------

     In December 1996, the Partnership and an affiliate, L.P. Seven, formed ICON Cash Flow Partners L.L.C. III ("ICON Cash Flow LLC III"), for the purpose of acquiring and managing an aircraft which was on lease to Continental Airlines, Inc. The aircraft is a 1976 McDonnell Douglas DC-10-30 with an original cost of $11,429,751. The original lease, which was accounted for as a leveraged lease, expired on April 30th 2003. Effective May 1, 2003, the aircraft was re-leased to World Airlines, Inc. on a "power-by-the-hour" basis. The Partnership and L.P. Seven contributed 1% and 99% of the cash required for such acquisition, respectively, to ICON Cash Flow LLC III. ICON Cash Flow LLC III acquired the aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and L.P. Seven.

     Information as to the unaudited results of operations for the three months ended March 31, 2004 and 2003 is summarized below:

                                         Three Months Ended  Three Months Ended
                                           March 31, 2004      March 31, 2003
                                           --------------      -------------

Net (loss) income                          $     (67,941)      $     118,340
                                           =============       =============

Partnership's share of net (loss) income   $        (679)      $       1,183
                                           =============       =============

Distributions                              $      70,944       $       -
                                           =============       =============

Partnership's share of distributions       $         709       $       -
                                           =============       =============

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

        Notes to Unaudited Consolidated Financial Statements - Continued

      ICON Receivables 1997-A LLC
      ---------------------------

     In March and September 1997, the Partnership and affiliates, ICON Cash Flow Partners, L.P., Series D ("Series D"), L.P. Six and L.P. Seven, contributed and assigned equipment lease and finance receivables and residuals to ICON Receivables 1997-A LLC ("1997-A") for the purpose of securitizing the cash flow collections from a portfolio of leases. As of March 31, 2004, the Partnership, Series D, L.P. Six and L.P. Seven own 31.19%, 17.81%, 31.03% and 19.97%
interests, respectively, in 1997-A.

     Information as to the unaudited results of operations for the three months ended March 31, 2004 and 2003 is summarized below:

                                    Three Months Ended       Three Months Ended
                                      March 31, 2004           March 31, 2003
                                      --------------           --------------

Net loss                              $     (28,530)           $     (26,631)
                                      =============            =============

Partnership's share of net loss       $      (8,898)           $      (8,306)
                                      =============            =============

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                 March 31, 2004

     Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     Forward-Looking Information - The following discussion and analysis should be read in conjunction with the audited financial statements and notes dated December 31, 2003 included in the Partnership's annual report on Form 10-K.
Certain statements within this document may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and similar expressions. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Although the Partnership believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

Results of Operations for the Three Months Ended March 31, 2004 and 2003
------------------------------------------------------------------------

     Revenues for the three months ended March 31, 2004 ("2004 Quarter") were $450,994, representing a decrease of $600,621 or 57.1% from the three months ended March 31, 2003 ("2003 Quarter"). The decrease in revenues resulted partly from a decrease in finance income of $284,079, which was due to the continued reduction in the average size of the finance lease portfolio. Other income also decreased by $195,246, which was primarily due to a residual notes obligation adjustment in the 2003 Quarter which did not occur in the 2004 Quarter. Net gain on sales of equipment also decreased by $105,517 due to the receipt of less proceeds on sales of equipment.

     Expenses for the 2004 Quarter were $840,767, representing a decrease of $196,654 or 19% from the 2003 Quarter. The decrease in expenses was primarily the result of a decrease in general and administrative expenses of $156,592, principally due to a reduction in professional fees as the Partnership's level of activity in remarketing continues to decrease. Management fees and administrative expense reimbursements also decreased, by $75,079 and $64,989, respectively, as a result of the reduction in the average size of the Partnership's lease portfolio. Offsetting these decreases was an increase in minority interest expense in consolidated joint ventures of $101,078, which is a function of the level of income in the consolidated joint ventures.

     Net (loss) income for the 2004 Quarter and 2003 Quarter was $(389,773) and $14,194, respectively. The net (loss) income per weighted average limited partnership unit was $(.63) and $.02 for the 2004 Quarter and 2003 Quarter, respectively.

Liquidity and Capital Resources

     The Partnership's primary sources of liquidity for the three months ended March 31, 2004 and 2003 was net cash provided by operating activities of $235,742 and $1,090,093, respectively, and proceeds from sales of equipment of $206,128 and $437,352, respectively. These funds, as well as funds held in reserve by the Partnership, were used to pay cash distributions and make debt repayments.

     Cash distributions to partners for the 2004 Quarter and 2003 Quarter totaled $141,734 and $836,582, respectively. Debt repayments for the 2004 Quarter and 2003 Quarter totaled $41,617 and $1,188,581, respectively. In the 2004 Quarter, distributions to minority interests were made for $51,532.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                 March 31, 2004

     From time to time the Partnership will invest in industries, equipment, or geopolitical regions that may be subject to outside influences that may affect the Partnership's investments. While these factors are considered when the investments are made, unforeseen events such as those that occurred on September 11, 2001 can have far-reaching and unpredictable adverse consequences. The following is a discussion of some assets that may fall into this category.

     Aircraft: The Partnership is the lessor of a McDonald Douglas MD-83 aircraft on lease to Aerovias de Mexico, S.A. de C.V. ("Aeromexico"). The value of this equipment is subject to the fluctuations of the airline industry, which are greatly influenced by a number of factors including, but not limited to, the global economy, fuel prices, political instability, terrorist activity, and epidemics such as SARS. The Fund is also the lessor of aircraft rotables, the value of which are tied directly to the state of the aircraft market.

     The Partnership's cash flow from operating activities may be less than the Partnership's current level of expenses. To the extent that cash flow is insufficient to pay such expenses, the Partnership may be required to sell assets prior to maturity or borrow against future cash flows.

     The Partnership's non-recourse debt balance on March 31, 2004 of $9,609,391 includes a note payable of $9,488,961 which is secured by the aircraft on lease to Aeromexico and which matured in January 2004. Although the maturity date has passed, the Partnership has been negotiating with the lender to extend the maturity date to conform with that of the lease expiration date of January 2005.

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

     As of March 31, 2004, except as noted above, and to the best of our knowledge, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on liquidity. As cash is realized from operations and sales of equipment, the Partnership will distribute substantially all available cash, after retaining sufficient cash to meet its reserve requirements and recurring obligations.

     We do not consider the impact of inflation to be material in the analysis of our overall operations.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

     The Partnership is exposed to certain market risks, including changes in interest rates and the demand for equipment (and the related residuals) owned by the Partnership and its investors.

     The Partnership manages its interest rate risk by obtaining fixed rate debt. The fixed rate debt service obligation streams are generally matched by fixed rate lease receivable streams generated by the Partnership's lease investments.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                 March 31, 2004

     The Partnership manages its exposure to equipment and residual risk by monitoring the equipment leasing market and maximizing the re-marketing proceeds received through re-leasing or sale of equipment.

Item 4.  Controls and Procedures

     The Partnership carried out an evaluation, under the supervision and with the participation of management of ICON Capital Corp., the General Partner of the Partnership, including the Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon the evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that the Partnership's disclosure controls and procedures were effective.

     There were no significant changes in the Partnership's internal control over financial reporting during the Partnership's first quarter that have materially affected, or are likely to materially affect, the Partnership's internal control over financial reporting.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings
--------------------------

     The Company, from time-to-time, in the ordinary course of business, commences legal actions when necessary to protect or enforce the rights of the Partnership. We are not a defendant party to any litigation and are not aware of any pending or threatened litigation against the Partnership.

Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

Reports on Form 8-K

None

Exhibits

32.1 Certification of Chairman and Chief Executive Officer

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

                                  ICON Cash Flow Partners, L.P., Series E
                                  File No. 33-44413 (Registrant)
                                  By its General Partner,
                                  ICON Capital Corp.



       May 17, 2004               /s/ Thomas W. Martin
------------------------          ----------------------------------------
          Date                    Thomas W. Martin
                                  Executive Vice President
                                  (Principal Financial and Accounting Officer of
                                  the General Partner of the Registrant)

Exhibit 32.1

     Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

                              Certifications - 10-Q
                              ---------------------

I, Beaufort J.B. Clarke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ICON Cash Flow Partners L.P. Series E;

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     d) disclosed in this report any change in the registrant's control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the Corporate Manager (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control, are reasonably likely to materially affect the Partnership ability to record, process, summarize and report financial information and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Dated:  May 17, 2004

/s/ Beaufort J.B. Clarke
-----------------------------
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
sole General Partner of ICON Cash Flow Partners L.P. Series E

Exhibit 32.2

     Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

                              Certifications - 10-Q
                              ---------------------

I, Thomas W. Martin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ICON Cash Flow Partners L.P. Series E;

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     d) disclosed in this report any change in the registrant's control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the Corporate Manager (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control, are reasonably likely to materially affect the Partnership ability to record, process, summarize and report financial information and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Dated:  May 17, 2004

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer
of the General Partner of the Registrant)
ICON Capital Corp.
sole General Partner of ICON Cash Flow Partners L.P. Series E

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                 March 31, 2004

EXHIBIT 33.1

     I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp, the sole General Partner of ICON Cash Flow Partners, L.P., Series E, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended March 31, 2004 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners, L.P., Series E.

Dated:  May 17, 2004



 /s/ Beaufort J.B. Clarke
 ------------------------------------------------------
 Beaufort J.B. Clarke
 Chairman and Chief Executive Officer
 ICON Capital Corp.
 sole General Partner of ICON Cash Flow Partners, L.P., Series E

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                 March 31, 2004

EXHIBIT 33.2

     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp, the sole General Partner of ICON Cash Flow Partners, L.P., Series E, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the period ended March 31, 2004 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

(2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners, L.P., Series E.

Dated:  May 17, 2004




 /s/ Thomas W. Martin
 -------------------------------------------------------
 Thomas W. Martin
 Executive Vice President (Principal
 Financial and Accounting Officer)
 ICON Capital Corp.
 sole General Partner of ICON Cash Flow Partners, L.P., Series E