Form 10-Q
period 2004-06-30
ICON CASH FLOW PARTNERS L P SERIES E
filed 2004-08-16
CIK 881788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



     [x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended                  June 30, 2004
                              --------------------------------------------------

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from _____________________ to ________________________

Commission File Number                      0-27912
                      ----------------------------------------------------------

                     ICON Cash Flow Partners, L.P., Series E
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                       13-3635208
--------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)


   100 Fifth Avenue, New York, New York                10011-1505
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

                      Condensed Consolidated Balance Sheets



                                                (unaudited)
                                                 June 30,         December 31,
                                                   2004               2003
                                                   ----               ----


         Assets

Cash and cash equivalents                     $        82,879   $       80,318
                                              ---------------   --------------

Investment in finance leases
   Minimum rents receivable                           706,616        1,466,112
   Estimated unguaranteed residual values, net      1,266,007        1,266,007
   Unearned income                                    (21,795)         (40,551)
   Allowance for doubtful accounts                   (263,385)        (578,391)
                                              ---------------   --------------

                                                    1,687,443        2,113,177
                                              ---------------   --------------

Investment in operating leases
   Equipment at cost                               19,207,984       19,207,984
   Accumulated depreciation                        (9,157,784)      (8,357,851)
                                             ----------------   --------------

                                                   10,050,200       10,850,133
                                             ----------------   --------------

Investment in financings
   Receivables due in installments                    379,672        2,446,433
   Unearned income                                      -              (13,238)
   Allowance for doubtful accounts                   (330,542)      (1,405,763)
                                              ---------------   --------------

                                                       49,130        1,027,432
                                              ---------------   --------------

Equipment held for sale, net                        1,199,179        1,199,179
                                              ---------------   --------------

Investments in unconsolidated joint ventures          126,413          126,594
                                              ---------------   --------------

Other assets, net                                      86,129           99,847
                                              ---------------   --------------

Total assets                                  $    13,281,373   $   15,496,680
                                              ===============   ==============



                                                     (continued on next page)

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                Condensed Consolidated Balance Sheets - Continued




                                                         (unaudited)
                                                           June 30,        December 31,
                                                             2004              2003
                                                             ----              ----


         Liabilities and Partners' Equity

Notes payable - non-recourse                           $     9,565,642   $    9,565,050
Security deposits, deferred credits and other payables         615,215          684,632
Deferred income                                                537,985          828,530
Due to affiliates, net                                         546,903          594,982
Minority interests in consolidated joint ventures             (149,054)          58,561
                                                       ---------------   --------------

Total liabilities                                           11,116,691       11,731,755
                                                       ---------------   --------------


Commitments and Contingencies

Partners' equity (deficiency)
   General Partner                                            (498,077)        (482,075)
   Limited Partners (607,856 units outstanding,
     $100 per unit original issue price)                     2,662,759        4,247,000
                                                       ---------------   --------------

Total partners' equity                                       2,164,682        3,764,925
                                                       ---------------   --------------

Total liabilities and partners' equity                 $    13,281,373   $   15,496,680
                                                       ===============   ==============










See accompanying notes to condensed consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                 Condensed Consolidated Statements of Operations

                                   (unaudited)



                                                           For the Three Months          For the Six Months
                                                              Ended June 30,               Ended June 30,
                                                          2004           2003             2004           2003
                                                          ----           ----             ----           ----

Revenues
  Rental income                                     $    233,903   $     266,147    $    470,357  $      515,148
  Finance income                                           7,155         105,627          27,713         410,264
  Net (loss) gain on sales of equipment                 (781,446)          1,804        (576,046)        312,721
  Interest income and other                              165,639             212         168,832         198,651
  Income (loss) from investments in
      unconsolidated joint ventures                       15,865          (8,309)          1,254         (19,688)
                                                    ------------   -------------    ------------   -------------
Total revenues                                          (358,884)        365,481          92,110       1,417,096
                                                    ------------   -------------    ------------   -------------

Expenses
  Depreciation                                           399,966         399,966         799,933         799,933
  Interest                                               282,271         284,722         595,508         593,349
  General and administrative                              49,671         115,776          97,983         320,680
  Management fees - General Partner                       13,578          50,819          36,471         148,791
  Administrative expense reimbursements -
    General Partner                                        5,466          23,386          14,656          97,565
  Amortization of initial direct costs                     1,078           2,271           1,490           8,365
  Minority interest income
       in consolidated joint ventures                   (202,840)         (6,294)       (156,084)        (60,616)
                                                    --------------  ------------    -------------  -------------

Total expenses                                            549,190         870,646       1,389,957      1,908,067
                                                    --------------  -------------   -------------  -------------

Net loss                                            $   (908,074)   $    (505,165)  $  (1,297,847) $   (490,971)
                                                    =============   =============   =============  ============

Net loss allocable to:
    Limited Partners                                $    (898,993) $     (500,113)  $  (1,284,869) $   (486,061)
    General Partner                                        (9,081)         (5,052)        (12,978)       (4,910)
                                                    -------------  --------------   -------------  ------------
                                                    $    (908,074) $     (505,165)  $  (1,297,847) $   (490,971)
                                                    ============== ==============   =============  ============
Weighted average number of limited
  partnership units outstanding                           607,856         607,856         607,856       607,856
                                                    =============  ==============   =============  ============

Net loss per weighted average
  limited partnership unit                          $       (1.48) $       (.82)    $       (2.11) $       (.80)
                                                    =============  ============     =============  =============



See accompanying notes to condensed consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

         Condensed Consolidated Statement of Changes in Partners' Equity

                     For the Six Months Ended June 30, 2004

                                   (unaudited)




                             Limited Partner Distributions

                                Return of     Investment            Limited         General
                                 Capital        Income             Partners         Partner              Total
                                 -------        ------             --------         -------              -----
                              (Per weighted average unit)

Balance at
   January 1, 2004                                            $     4,247,000    $    (482,075)   $      3,764,925

Cash distributions
   to partners                 $     .49     $    -                  (299,372)          (3,024)           (302,396)

Net loss                                                           (1,284,869)         (12,978)         (1,297,847)
                                                              ---------------    --------------   ----------------

Balance at
   June 30, 2004                                              $     2,662,759    $    (498,077)   $      2,164,682
                                                              ===============    =============    ================















See accompanying notes to condensed consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                 Condensed Consolidated Statements of Cash Flows

                        For the Six Months Ended June 30,

                                   (unaudited)




                                                                                     2004                2003
                                                                                     ----                ----

Cash flows from operating activities:
   Net loss                                                                  $     (1,297,847)   $      (490,971)
                                                                             ----------------    ---------------
   Adjustments to reconcile net loss to net
     cash provided by operating activities:
       Depreciation                                                                   799,933            799,933
       Rental income paid directly to lenders by lessees                             (450,000)          (450,000)
       Finance income portion of receivables paid directly
         to lenders by lessees                                                          -                (24,965)
       Amortization of initial direct costs                                             1,490              8,365
       Net loss (gain) on sales of equipment                                          576,046           (312,721)
       Interest expense on non-recourse financing paid
         directly to lenders by lessees                                               450,000            570,239
   (Income) loss from investments in unconsolidated joint ventures                     (1,254)            19,688
   Minority interest income in consolidated joint ventures                           (156,084)           (60,616)
   Changes in operating assets and liabilities:
         Collection of principal - non-financed receivables                           204,399          1,586,189
         Other assets, net                                                              -                 163,990
         Security deposits, deferred credits and other payables                       (69,417)          (958,460)
         Deferred income                                                              171,463            180,475
         Due to General Partner and affiliates                                        (48,079)            31,493
                                                                               --------------        -----------

         Total adjustments                                                          1,478,497          1,553,610
                                                                               --------------        -----------

   Net cash provided by operating activities                                          180,650          1,062,639
                                                                               --------------        -----------

Cash flows from investing activities:
   Proceeds from sales of equipment                                                   315,957            473,790
   Distributions received from unconsolidated joint ventures                            1,435                -
   Distributions to minority interests in consolidated joint ventures                 (51,532)               -
                                                                               --------------        -----------

   Net cash provided by investing activities                                          265,860            473,790
                                                                               --------------        -----------




                                                    (continued on next page)

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

           Condensed Consolidated Statements of Cash Flows - Continued

                        For the Six Months Ended June 30,

                                   (unaudited)





                                                           2004         2003
                                                           ----         ----

Cash flows from financing activities:
   Principal payments on non-recourse debt              (141,553)      (804,880)
   Cash distributions to partners                       (302,396)    (1,164,045)
                                                      -----------   ------------

       Net cash used in financing activities            (443,949)    (1,968,925)
                                                      ----------    -----------

Net increase (decrease) in cash and cash equivalents       2,561       (432,496)

Cash and cash equivalents at beginning of period          80,318        746,808
                                                      ----------    -----------

Cash and cash equivalents at end of period            $   82,879    $   314,312
                                                      ==========    ===========










                                                       (continued on next page)

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

           Condensed Consolidated Statements of Cash Flows - Continued

Supplemental Disclosures of Cash Flow Information
-------------------------------------------------


     During the six months ended June 30, 2004 and 2003, non-cash activities included the following:




                                                           2004          2003
                                                           ----          ----

Principal and interest on direct finance receivables
   paid directly to lenders by lessees                  $   -         $ 186,220
Rental income paid directly to lenders by lessees         450,000       450,000
Principal and interest on non-recourse
   debt paid directly to lenders by lessees              (450,000)     (636,220)
                                                        ---------     ---------
                                                        $    -        $     -
                                                        ---------     ---------

Non-recourse debt assumed by lessees upon
   lease termination                                    $    -        $ 604,925
                                                        =========     ==========

Interest expense on non-recourse financing accrued or
   paid directly to lenders by lessees                  $ 592,145     $ 570,239
Other interest paid                                         3,363        23,110
                                                        ---------     ---------
   Total interest expense                               $ 595,508     $ 593,349
                                                        ---------     ---------














See accompanying notes to condensed consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

              Notes to Condensed Consolidated Financial Statements

                                  June 30, 2004
                                   (unaudited)

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

3.   Related Party Transactions

     Fees paid or accrued by the Partnership to the General Partner or its affiliates for the six months ended June 30, 2004 and 2003, respectively, are as follows:


                               2004             2003
                               ----             ----

Management fees          $    36,471      $     148,791    Charged to operations
Administrative expense
  reimbursements              14,656             97,565    Charged to operations
                         -----------      -------------

Total                    $    51,127      $     246,356
                         ===========      =============




     At June 30, 2004, the Partnership had a net payable of approximately $547,000 due to affiliates. The majority of this payable is due to ICON Receivables 1998-A Inc. ("1998-A") for rents collected on behalf of 1998-A. The Partnership expects to satisfy this payable with future rental payments and sales proceeds.

     The Partnership and its affiliates have formed five joint ventures for the purpose of acquiring and managing various assets. The Partnership and its affiliates have substantially identical investment objectives and participate on the same terms and conditions. (See note 4 for additional information relating to these joint ventures).

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

4.   Joint Ventures

     The Partnership and its affiliates formed five joint ventures for the purpose of acquiring and managing various assets. The Partnership and its affiliates have substantially identical investment objectives and participate on the same terms and conditions. The Partnership has a right of first refusal to purchase the equipment, on a pro-rata basis, if any of the affiliates desire to sell their interest in the equipment.

Consolidated Joint Ventures

     The two joint ventures described below are majority owned and are consolidated with the Partnership.

     ICON Cash Flow Partners L.L.C.
     ------------------------------

     In September 1994, the Partnership and an affiliate, ICON Cash Flow Partners L.P. Six ("L.P. Six"), formed a joint venture, ICON Cash Flow Partners L.L.C. ("ICON Cash Flow LLC") for the purpose of acquiring and managing an aircraft on lease to a U.S. based commercial airline. The Partnership and L.P. Six acquired interests of 99% and 1%, respectively, in ICON Cash Flow LLC. In 1997, upon the scheduled termination of the lease, the aircraft was remarketed to Aerovias de Mexico, S.A. de C.V. ("Aeromexico") under a new lease. This lease originally was scheduled to expire in October 2002, but has since been extended twice pursuant to the terms of extension agreements. ICON Cash Flow LLC acquired the aircraft, assuming non-recourse debt and utilizing cash received from the Partnership and L.P. Six. Profits, losses, excess cash and disposition proceeds of the joint venture are allocated 99% to the Partnership and 1% to L.P. Six. The Partnership's consolidated financial statements include 100% of the assets, liabilities, revenues and expenses of ICON Cash Flow LLC. L.P. Six's investment in ICON Cash Flow LLC is reflected as minority interest in joint venture on the Partnership's condensed consolidated balance sheets and as minority interest income on its condensed consolidated statements of operations. The outstanding balance of the non-recourse debt secured by this aircraft was $9,545,147 at June 30, 2004.

     ICON Receivables 1997-B LLC
     ---------------------------

     In August 1997, the Partnership and two affiliates, L.P. Six and ICON Cash Flow Partners L.P. Seven ("L.P. Seven"), formed ICON Receivables 1997-B LLC ("1997-B") for the purpose of securitizing the cash flow collections from a portfolio of leases. The Partnership, L.P. Six and L.P. Seven each contributed cash, equipment leases and residuals and own a 75%, 8.33% and 16.67% interest respectively, in 1997-B.

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

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

     ICON Cash Flow Partners L.L.C. II
     ---------------------------------

     In March 1995, the Partnership and an affiliate, L.P. Six, formed ICON Cash Flow Partners L.L.C. II ("ICON Cash Flow LLC II"), for the purpose of acquiring and managing an aircraft on lease to a U.S. based commercial airline. The Partnership and L.P. Six acquired interests of 1% and 99%, respectively, in ICON Cash Flow LLC II. In 1997, upon the scheduled termination of the lease, the aircraft was remarketed to Aeromexico under a new lease. This lease originally was scheduled to expire in November 2002, but has since been extended twice pursuant to the terms of extension agreements. ICON Cash Flow LLC II acquired the aircraft, assuming non-recourse debt and utilizing cash received from the Partnership and L.P. Six. Profits, losses, excess cash and disposition proceeds of the joint venture are allocated 1% to the Partnership and 99% to L.P. Six. The outstanding balance of the non-recourse debt secured by this aircraft was $9,230,315 at June 30, 2004.

     Information as to the unaudited results of operations for the six months ended June 30, 2004 and 2003 is summarized below:



                                    Six Months Ended       Six Months Ended
                                      June 30, 2004          June 30, 2003
                                      -------------          -------------

Net loss                            $     (907,959)        $     (840,274)
                                    ==============         ==============

Partnership's share of net loss     $       (9,080)        $       (8,403)
                                    ==============         ==============


     ICON Cash Flow L.L.C. III
     -------------------------

     In December 1996, the Partnership and an affiliate, L.P. Seven, formed ICON Cash Flow Partners L.L.C. III ("ICON Cash Flow LLC III"), for the purpose of acquiring and managing an aircraft which was on lease to Continental Airlines, Inc. The aircraft is a 1976 McDonnell Douglas DC-10-30 with an original cost of $11,429,751. The original lease expired on April 30, 2003. Effective May 1, 2003, the aircraft was re-leased to World Airways, Inc. on a "power-by-the-hour" basis. World Airways has tentatively agreed to a lease extension through March of 2005 at a fixed rental of $50,000 a month plus maintenance reserves. Aviation Investors, Inc. has a 50% interest in the DC-10-30F aircraft currently on lease to World Airways. The Partnership and L.P. Seven contributed 1% and 99% of the cash required for the acquisition, respectively, to ICON Cash Flow LLC III. ICON Cash Flow LLC III acquired the aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and L.P. Seven. ICON Cash Flow L.L.C. III has since repaid the entire non-recourse debt secured by this asset.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

        Notes to Condensed Consolidated Financial Statements - Continued

     Information as to the unaudited results of operations for the six months ended June 30, 2004 and 2003 is summarized below:




                                          Six Months Ended      Six Months Ended
                                            June 30, 2004        June 30, 2003
                                            -------------        -------------

Net (loss) income                         $     (134,304)        $      118,340
                                          ==============         ==============

Partnership's share of net (loss) income  $       (1,343)        $        1,183
                                          ==============         ==============

Distributions                             $      143,466         $        -
                                          ==============         ===============

Partnership's share of distributions      $        1,435         $        -
                                          ==============         ===============

     ICON Receivables 1997-A LLC
     ---------------------------

     In March and September 1997, the Partnership and three affiliates, ICON Cash Flow Partners, L.P., Series D ("Series D"), L.P. Six and L.P. Seven, contributed and assigned equipment leases, finance receivables and residuals to ICON Receivables 1997-A LLC ("1997-A") for the purpose of securitizing the cash flow collections from a portfolio of leases. As of June 30, 2004, the Partnership, Series D, L.P. Six and L.P. Seven own 31.19%, 17.81%, 31.03% and 19.97% interests, respectively, in 1997-A.

     Information as to the unaudited results of operations for the six months ended June 30, 2004 and 2003 is summarized below:


                                         Six Months Ended       Six Months Ended
                                           June 30, 2004          June 30, 2003
                                           -------------          -------------

Net income (loss)                        $       37,436         $      (39,975)
                                         ==============         ==============

Partnership's share of net income (loss) $       11,677         $      (12,468)
                                         ==============         ==============

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                  June 30, 2004

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     Forward-Looking Information - The following discussion and analysis should be read in conjunction with the audited financial statements and notes included in the Partnership's annual report on Form 10-K dated December 31, 2003. Certain statements within this document may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and similar expressions. The Partnership believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions. Any such forward-looking statements are subject to risks and uncertainties and the Partnership's future results of operations could differ materially from historical results or current expectations. Some of these risks are discussed in this report, and include, without limitation, fluctuations in oil and gas prices; changing customer demands for aircraft; acts of terrorism; unsettled political conditions, war, civil unrest and governmental actions; foreign currency fluctuations; and environmental and labor laws. The Partnership's actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which may be beyond the Partnership's control, including, without limitation:

o    changes in our industry, interest rates or the general economy;

o    the degree and nature of our competition;

o    availability of qualified personnel;

o cash flows from operating activities may be less than the Partnership's current level of expenses;

o    the financial condition of lessees; and

o    lessee defaults.

a.   Overview

     The Partnership is an equipment leasing business formed on November 7, 1991 and which began active operations in June 1992. The Partnership is primarily engaged in the business of acquiring equipment subject to leases and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. The Partnership is currently in the process of selling its remaining assets in the ordinary course of business, a time frame we call the "liquidation period". We have not reinvested any of the Partnership's funds during the current period.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                  June 30, 2004

     The Partnership's current equipment portfolio, which is held directly or through interests in joint ventures with affiliates, consists primarily of:

o 120 swapbody containers leased to Nedlloyd Unitrans GMBH. The containers were purchased for a cash contribution of $721,413. The lease originally expired on May 22, 2002 and has since been extended twice under one-year renewals through May 22, 2004. The equipment is currently in the process of being remarketed.

o A 25% interest in certain equipment used in connection with the production of sodium chlorate, on lease to EKA Chemicals, Inc. The Partnership's initial cash contribution was $1,402,960, representing 25% of the total contribution, and the assumption of $526,499 in non-recourse debt. A renewal was executed on February 2, 2001, extending the expiration of the lease to July 2006, at which time title to the equipment will pass to the lessee. This lease has been accounted for as a finance lease.

o A 99% interest in one McDonnell Douglas MD-83 aircraft on lease with Aerovias de Mexico, S.A. de C.V. ("Aeromexico") with the base term expiring in January 2005. The purchase price for the aircraft was $20,577,087 consisting of the Partnership's pro rata share of $3,768,175 of cash and the assumption of its pro rata share of the $16,508,912 in non-recourse debt.

o Aircraft rotable parts originally leased to Sabena SA. The Partnership purchased the equipment for an equity contribution of $1,599,758. The equipment is currently off lease and in the process of being remarketed.

o A portfolio consisting of various equipment leases including information technology equipment, network equipment and machine tooling equipment. The original transaction involved acquiring a portfolio of 44 equipment lease schedules from Summit Asset Management Limited ("Summit") for a cash contribution of $2,077,181. The schedules were originally subject to leases with 22 lessees.

     Substantially all of our recurring operating cash flows are generated from the operations of the single-investor leases in the Partnership's portfolio. On a monthly basis, we deduct the expenses related to the recurring operations of the portfolio from such revenues and assess the amount of the remaining cash flows that will be required to fund known re-leasing costs and equipment management costs. Any residual operating cash flows are considered available for distribution to the investors and are paid on a monthly basis.

Industry Factors

     Our results continue to be impacted by a number of factors influencing the equipment leasing industry.

     Further Deterioration of the Air Travel Industry.

     The aircraft leasing industry is currently experiencing a recession and this has resulted in depressed sales prices for assets such as the Partnership's aircraft and rotable parts. A further weakening of the industry could cause the proceeds realized from the future sale of the Partnership's aircraft and rotables to be less than suggested by recent appraisals.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                  June 30, 2004

     Inability to Remarket Assets

     If current equipment lessees choose not to renew their leases or purchase the equipment at lease expiry, the Partnership will need to remarket the equipment. There is no assurance that the Partnership will be able to locate a willing buyer or lessee, or if one is located, that the buyer or lessee will pay a price for the asset at least equal to the carrying value. The Partnership is currently encountering some difficulty in remarketing the rotable parts that were previously on lease to Sabena due to the weakness in the airline industry.

     The MD-83 aircraft on lease to Aeromexico are subject to non-recourse debt with FINOVA, bearing interest at 11.83% annually. Given the current market for aircraft, the rent the lessee pays does not cover the loan payments, resulting in negative principal amortization. The net effect is that it is highly unlikely, given the debt and aircraft market, that the Partnership will ever be in position to realize residual proceeds on these aircraft. Accordingly, the Partnership is currently exploring the possibility of selling the aircraft back to FINOVA for the non-recourse debt balance.

b.   Results of Operations for the Three Months Ended June 30, 2004 and 2003

Revenues

     Net revenues for the three months ended June 30, 2004 (the "2004 Quarter") were a negative $(358,884), representing a decrease of $724,365 from the three months ended June 30, 2003 (the "2003 Quarter"). The decrease in revenues resulted primarily from a decrease in net gain on sales of equipment. Gain on sales of equipment decreased by $783,250 from a gain of $1,804 in the 2003 Quarter to a loss of $781,446 in the 2004 Quarter. This loss is a result of significant losses on sales of equipment held in the ICON Receivables 1997-B LLC ("1997-B") portfolio. Unexpected losses occurred when receivables which were not fully reserved for had to be written off. Finance income decreased by $98,472, which was due to the continued reduction in the average size of the finance lease portfolio. Rental income decreased by $32,244 in the 2004 Quarter due to lease terminations in the Summit portfolio. Offsetting these decreases was an increase in interest income and other of $165,427. Interest income and other includes the recovery of $165,286 of receivables which were previously written off. Income from investments in unconsolidated joint ventures increased by $24,174 in the 2004 Quarter. This was primarily due to net income from the Partnership's investment in ICON Receivables 1997-A LLC ("1997-A").

Expenses of the Partnership

     Expenses for the 2004 Quarter were $549,190, representing a decrease of $321,456 from the 2003 Quarter. The decrease in expenses was partially the result of a decrease in general and administrative expenses of $66,105, principally due to a reduction in professional fees. Management fees and administrative expense reimbursements - General Partner also decreased, by $37,241 and $17,920, respectively, as a result of the reduction in the average size of the Partnership's lease portfolio. Minority interest income in consolidated joint ventures increased by $196,546, which is a function of the level of income or loss in the consolidated joint ventures, particularly the loss from 1997-B of $793,111.

Net Income/Loss of the Partnership

     As a result of the foregoing factors, net loss for the 2004 Quarter and 2003 Quarter was $908,074 and $505,165, respectively. The net loss per weighted average limited partnership unit was $1.48 and $.82 for the 2004 Quarter and 2003 Quarter, respectively.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                  June 30, 2004

c.   Results of Operations for the Six Months Ended June 30, 2004 and 2003

Revenues

     Revenues for the six months ended June 30, 2004 (the "2004 Period") were $92,110, representing a decrease of $1,324,986 from the six months ended June 30, 2003 (the "2003 Period"). The decrease in revenues resulted primarily from a decrease in net gain on sales of equipment. Gain on sales of equipment decreased by $888,767 from a gain of $312,721 in the 2003 Period to a loss of $576,046 in the 2004 Period. This loss is a result of significant losses on sales of equipment held in 1997-B. Unexpected losses occurred when receivables which were not fully reserved for had to be written off. Finance income decreased by $382,551, which was due to the continued reduction in the average size of the finance lease portfolio. Rental income decreased by $44,791 in the 2004 Period due to lease terminations in the Summit portfolio. Offsetting these decreases was an increase in income from investments in unconsolidated joint ventures of $20,942. This was primarily due to net income from the Partnership's investment in 1997-A.

Expenses of the Partnership

     Expenses for the 2004 Period were $1,389,957, representing a decrease of $518,110 from the 2003 Period. The decrease in expenses was primarily due to decreases in general and administrative expenses of $222,697, principally due to a reduction in professional fees. Management fees and administrative expense reimbursements - General Partner also decreased, by $112,320 and $82,909, respectively, as a result of the reduction in the average size of the Partnership's lease portfolio. Minority interest income in consolidated joint ventures increased by $95,468, which is a function of the level of income or loss in the consolidated joint ventures, particularly the loss from 1997-B.

Net Income/Loss of the Partnership

     As a result of the foregoing factors, net loss for the 2004 Period and 2003 Period was $1,297,847 and $490,971, respectively. The net loss per weighted average limited partnership unit was $2.11 and $.80 for the 2004 Period and 2003 Period, respectively.

d.   Liquidity and Capital Resources

Cash Requirements

     The Partnership has sufficient funds necessary to maintain current operations. However, in the event that cash flow is insufficient to pay the Partnership's current level of expenses, the Partnership may be required to sell assets prior to maturity or borrow against future cash flows.

Operations

     The Partnership's primary sources of liquidity for the 2004 Period and 2003 Period were net cash provided by operating activities of $180,650 and $1,062,639, respectively, and proceeds from sales of equipment of $315,957 and $473,790, respectively. These funds, as well as funds held in reserve by the Partnership, were used to pay cash distributions and make debt repayments.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                  June 30, 2004

Financings and Recourse Borrowings

     The Partnership has not made any recourse borrowings and does not rely on financing to meet its current cash needs.

Distributions

     Cash distributions to partners for the 2004 Period and 2003 Period totaled $302,396 and $1,164,045, respectively. Such distributions are reflected as a return of capital, as the Partnership recorded losses for both periods. The Partnership has not made any cash distributions since May 2004 and has no immediate plan to make any distributions until the Partnership has fulfilled its current obligations to affiliates.

Capital Resources

     As of June 30, 2004, the Partnership is unaware of any specific need requiring capital resources to be funded by the Partnership.

Uncertainties

     As of June 30, 2004, except as noted above in the Overview section and listed below in the Risk Factors section, and to the best of our knowledge, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on liquidity. As cash is realized from operations, or equipment sales, the Partnership will attempt to retain sufficient cash to meet its reserve requirements and recurring obligations.

Risk Factors

     Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other periodic statements we make, including but not limited to, the following:

o The depressed value for aircraft has adversely affected the value of the Partnership's MD-83s on lease to Aeromexico. The current carrying value of the aircraft is less than the outstanding balance of the non-recourse debt. Accordingly, the Partnership is in discussions with the lender concerning selling both aircraft to the lender for the outstanding debt balance.

o The Partnership may face difficulty remarketing the aircraft rotables. Due to the current condition of the airline industry, there is depressed market demand for these rotables.

e.   Inflation and Interest Rates

     Overall, we do not believe that inflation has had a material adverse impact on our business or operating results during the period presented. We cannot give assurance, however, that our business will not be affected by inflation in the future.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                  June 30, 2004

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

     The Partnership attempts to manage its exposure to equipment and residual risk by monitoring the equipment leasing market and maximizing the re-marketing proceeds received through re-leasing or sale of equipment.

Item 4.   Controls and Procedures

     The Partnership carried out an evaluation, under the supervision and with the participation of management of ICON Capital Corp., the General Partner of the Partnership, including its Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon the evaluation, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that the Partnership's disclosure controls and procedures were effective.

     There were no significant changes in the Partnership's internal control over financial reporting during the Partnership's second quarter that have materially affected, or are likely to materially affect, the Partnership's internal control over financial reporting.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

PART II - OTHER INFORMATION
---------------------------


Item 1 - Legal Proceedings
--------------------------

     The Partnership, from time-to-time, in the ordinary course of business, commences legal actions when necessary to protect or enforce the rights of the Partnership. We are not a defendant party to any pending litigation and are not aware of any pending or threatened litigation against the Partnership.

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

(b)  Reports on Form 8-K - None

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)



                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ICON Cash Flow Partners, L.P., Series E
                               By its General Partner,
                               ICON Capital Corp.



       August 16, 2004         /s/ Thomas W. Martin
-------------------------      ---------------------------------------
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

3. Based on my knowledge, the condensed consolidated financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

     c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the General Partner (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control, are reasonably likely to materially affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Dated:  August 16, 2004

/s/ Beaufort J.B. Clarke
-----------------------------
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
sole General Partner of ICON Cash Flow Partners, L.P., Series E

Exhibit 32.2

Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

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

3. Based on my knowledge, the condensed consolidated financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

     c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the General Partner (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control, are reasonably likely to materially affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Dated:  August 16, 2004

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer
of the General Partner of the Registrant)
ICON Capital Corp.
sole General Partner of ICON Cash Flow Partners, L.P., Series E

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                  June 30, 2004

EXHIBIT 33.1

     I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp., the sole General Partner of ICON Cash Flow Partners, L.P., Series E, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
1350), that, to the best of my knowledge and belief:

(1) the Quarterly Report on Form 10-Q for the period ended June 30, 2004 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

(2) the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners, L.P., Series E.

Dated:  August 16, 2004



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

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                                  June 30, 2004

EXHIBIT 33.2

     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp., the sole General Partner of ICON Cash Flow Partners, L.P., Series E, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that, to the best of my knowledge and belief:

(1) the Quarterly Report on Form 10-Q for the period ended June 30, 2004 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

(2) the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners, L.P., Series E.

Dated:  August 16, 2004



               /s/ Thomas W. Martin
               -------------------------------------------------------
               Thomas W. Martin
               Executive Vice President (Principal
               Financial and Accounting Officer)
               ICON Capital Corp.
               sole General Partner of ICON Cash Flow Partners, L.P., Series E