Form 10-Q
period 2004-09-30
ICON CASH FLOW PARTNERS L P SERIES E
filed 2004-11-17
CIK 881788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



     [x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended           September 30, 2004
                              --------------------------------------------------

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

                           Consolidated Balance Sheets

                                                   (Unaudited)
                                                   September 30,    December 31,
                                                       2004             2003
                                                       ----             ----
         Assets
         ------

Cash and cash equivalents                         $      293,103  $      80,318
                                                  --------------  --------------

Investments in finance leases:
   Minimum rents receivable                              406,571      1,466,112
   Estimated unguaranteed residual values, net           814,587      1,266,007
   Unearned income                                       (15,127)       (40,551)
   Allowance for doubtful accounts                      (212,996)      (578,391)
                                                  --------------  --------------

                                                         993,035      2,113,177
                                                  --------------  --------------

Investments in operating leases:
   Equipment at cost                                  19,207,984     19,207,984
   Accumulated depreciation                           (9,557,751)    (8,357,851)
                                                  --------------  --------------

                                                       9,650,233     10,850,133
                                                  --------------  -------------

Investments in financings:
   Receivables due in installments                       212,660      2,446,433
   Unearned income                                         -            (13,238)
   Allowance for doubtful accounts                      (185,547)    (1,405,763)
                                                  -------------   --------------

                                                          27,113      1,027,432
                                                  --------------  --------------

Equipment held for sale, net                           1,199,179      1,199,179
Investments in joint ventures                             59,741        126,594
Other assets, net                                         86,154         99,847
                                                  --------------  -------------

Total assets                                      $   12,308,558  $  15,496,680
                                                  ==============  =============









                                                      (continued on next page)

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                     Consolidated Balance Sheets - Continued




                                                         (Unaudited)
                                                         September 30,      December 31,
                                                              2004                2003
                                                              ----                ----

         Liabilities and Partners' Equity
         --------------------------------

Notes payable - non-recourse                            $      9,619,518    $   9,565,050
Security deposits, deferred credits and other payables           540,510          684,632
Deferred rental income                                            24,540          828,530
Due to affiliates, net                                            -               594,982
Minority interests                                                25,605           58,561
                                                        ----------------    -------------

Total liabilities                                             10,210,173       11,731,755
                                                        ----------------    -------------

Commitments and Contingencies

Partners' equity (deficiency):
   General Partner                                             (498,740)         (482,075)
   Limited Partners (607,856 units outstanding,
     $100 per unit original issue price)                       2,597,125        4,247,000
                                                        ----------------    -------------

Total partners' equity                                         2,098,385        3,764,925
                                                        ----------------    -------------

Total liabilities and partners' equity                  $     12,308,558    $  15,496,680
                                                        ================    =============






See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations
                                   (Unaudited)



                                                         For the Three Months            For the Nine Months
                                                          Ended September 30,            Ended September 30,
                                                         2004           2003           2004            2003
                                                         ----           ----           ----            ----
Revenues
  Rental income                                   $      207,194   $     301,227  $     677,551  $      816,375
  Finance income                                           5,368          36,358         33,081         446,622
  Net gain (loss) on sales of equipment                   86,622            (574)      (489,424)        312,147
  Interest income and other                              639,976          11,975        808,808         210,626
  Loss from investments in joint ventures                (65,854)         (5,334)       (64,600)        (25,022)
                                                  --------------   -------------  -------------   -------------

   Total revenues                                        873,306         343,652        965,416       1,760,748
                                                  --------------   -------------  -------------   -------------

Expenses
   Depreciation                                          399,967         399,967      1,199,900      1,199,900
   Interest                                              283,150         293,227        878,658         886,576
   General and administrative                             50,061          68,763        148,044         389,443
   Management fees - General Partner                      22,659          35,913         59,130        184,704
   Administrative expense reimbursements -
      General Partner                                      9,063          17,022         23,719        114,587
   Amortization of initial direct costs                       43           2,428          1,533          10,793
   Minority interest                                     174,660          (3,733)        18,576         (64,349)
                                                  --------------   -------------  -------------   -------------

   Total expenses                                        939,603         813,587      2,329,560       2,721,654
                                                  --------------   -------------  -------------   -------------

Net loss                                          $      (66,297)  $    (469,935) $  (1,364,144)  $    (960,906)
                                                  ==============   =============  =============   =============

Net loss allocable to:
   Limited Partners                               $      (65,634)  $    (465,236) $  (1,350,503)  $    (951,297)
   General Partner                                          (663)         (4,699)       (13,641)         (9,609)
                                                  --------------   -------------  -------------   -------------

                                                  $      (66,297)  $    (469,935) $  (1,364,144)  $    (960,906)
                                                  ==============   =============  =============   =============
Weighted average number of limited
  partnership units                                      607,856         607,856        607,856         607,856
                                                  ==============   =============  =============   =============

Net loss per weighted average
  limited partnership unit                        $         (.11)  $        (.77) $       (2.22)  $       (1.57)
                                                  ==============   =============  =============   ==============





See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

              Consolidated Statement of Changes in Partners' Equity

                  For the Nine Months Ended September 30, 2004
                                   (Unaudited)



                             Limited Partner Distributions
                             -----------------------------
                                Return of     Investment            Limited         General
                                 Capital        Income             Partners         Partner              Total
                                 -------        ------             --------         -------              -----
                               (Per weighted average unit)


Balance at
   January 1, 2004                                            $     4,247,000    $    (482,075)   $      3,764,925

Cash distributions
   to partners                 $    0.49     $    -                  (299,372)          (3,024)           (302,396)

Net loss                                                           (1,350,503)         (13,641)         (1,364,144)
                                                              ---------------    -------------    ----------------

Balance at
   September 30, 2004                                         $     2,597,125    $    (498,740)   $      2,098,385
                                                              ===============    =============    ================









See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                     For the Nine Months Ended September 30,
                                   (Unaudited)



                                                                       2004                2003
                                                                       ----                ----

Cash flows from operating activities:
   Net loss                                                      $     (1,364,144)    $      (960,906)
                                                                 ----------------     ---------------
   Adjustments to reconcile net loss to net
     cash provided by operating activities:
       Depreciation                                                     1,199,900           1,199,900
       Rental income paid directly to lenders by lessees                 (675,000)           (675,000)
       Finance income portion of receivables paid directly
         to lenders by lessees                                           -                    (33,726)
       Amortization of initial direct costs                                 1,533              10,793
       Net loss (gain) on sales of equipment                              489,424            (312,147)
       Forgiveness of debt due to affiliates                             (546,903)              -
       Interest expense on non-recourse financing paid
         directly to lenders by lessees                                   875,009             857,995
       Loss from investments in joint ventures                             64,600              25,022
       Minority interest                                                   18,576             (64,349)
       Changes in operating assets and liabilities:
         Collection of principal - non-financed receivables               468,115           1,521,676
         Other assets, net                                               -                    344,722
         Security deposits, deferred credits and other payables          (134,475)           (956,816)
         Deferred rental income                                             9,894             575,277
         Due to General Partner and affiliates                            (48,079)             33,705
                                                                 ----------------     ---------------

         Total adjustments                                              1,722,594           2,527,052
                                                                 ----------------     ---------------

Net cash provided by operating activities                                 358,450           1,566,146
                                                                 ----------------     ---------------

Cash flows from investing activities:
   Proceeds from sales of equipment                                       351,551             484,966
   Distributions received from joint ventures                               2,253               1,788
   Distributions to minority interest holders                             (51,532)               -
                                                                 ----------------     ---------------

Net cash provided by investing activities                                 302,272             486,754
                                                                 ----------------     ---------------

Cash flows from financing activities:
   Principal payments on non-recourse debt                               (145,541)         (1,040,837)
   Cash distributions to partners                                        (302,396)         (1,638,361)
                                                                 ----------------     ---------------

Net cash used in financing activities                                    (447,937)         (2,679,198)
                                                                 ----------------     ---------------

Net increase (decrease) in cash and cash equivalents                      212,785            (626,298)
Cash and cash equivalents at beginning of period                           80,318             746,808
                                                                 ----------------     ---------------

Cash and cash equivalents at end of period                       $        293,103     $       120,510
                                                                 ================     ===============


                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                Consolidated Statements of Cash Flows - Continued
                                   (Unaudited)

Supplemental Disclosures of Cash Flow Information


     For the nine months ended September 30, 2004 and 2003, non-cash activities included the following:



                                                              2004         2003
                                                              ----         ----

Principal and interest from finance leases
   paid directly to lenders by lessees                    $     -       $  232,614
Rental income from operating leases
   paid directly to lenders by lessees                       675,000       675,000
Principal and interest on non-recourse financing
   paid directly to lenders by lessees                      (675,000)     (907,614)
                                                          ----------     ----------
                                                          $     -        $     -
                                                          ==========     ==========


Debt assumed by lessee from sale of equipment             $     -       $  604,925
                                                          ==========    ==========


Interest accrued or paid directly to lenders by lessees   $  875,009    $  857,995
Other interest paid                                            3,649        28,581
                                                          ----------    ----------

Total interest expense                                    $  878,658    $  886,576
                                                          ==========    ==========







See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                               September 30, 2004
                                   (Unaudited)

1.   Basis of Presentation and Consolidation

     The accompanying consolidated financial statements of ICON Cash Flow Partners, L.P., Series E (the "Partnership") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included the Partnership's 2003 Annual Report on Form 10-K. The results for the interim period are not necessarily indicative of the results for the full year.

     The accompanying consolidated financial statements include the accounts of the Partnership and its ownership interest in ICON Cash Flow Partners L.L.C. and ICON Receivables 1997-B LLC at September 30, 2004 and for the three and nine month periods ended September 30, 2004 and 2003. All material intercompany balances and transactions have been eliminated in consolidation.


2.   Organization

     The Partnership was formed on November 7, 1991 for the purpose of acquiring equipment to engage in equipment leasing and sales activities. The Partnership is currently in the process of selling its remaining assets in the ordinary course of business, a time frame called the "disposition period."

     The Partnership's reinvestment period ended on July 31, 1998 and the disposition period commenced on August 1, 1998. During the disposition period, the Partnership has and will continue to utilize available cash to pay its liabilities; distribute substantially all remaining cash, if any, from operations and equipment sales to the partners; and continue the orderly termination of its operations and affairs. The Partnership will not invest in any additional finance or lease transactions during the disposition period.

     The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut Corporation. The General Partner manages and controls the business affairs of the Partnership's equipment, leases and financing transactions under the partnership agreement.

3.   Joint Ventures

     The Partnership and its affiliates formed five joint ventures, discussed below, for the purpose of acquiring and managing various assets. The Partnership and these affiliates have substantially identical investment objectives and participate on the same terms and conditions. The Partnership has a right of first refusal to purchase the equipment, on a pro-rata basis, if any of the affiliates desire to sell their interests in the equipment or joint venture.

     The two joint ventures described below are majority owned and are consolidated with the Partnership.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                               September 30, 2004
                                   (Unaudited)

3.   Joint Ventures - continued

     ICON Cash Flow Partners L.L.C.
     ------------------------------

     The Partnership and an affiliate, ICON Cash Flow Partners L.P. Six ("L.P. Six"), formed a joint venture, ICON Cash Flow Partners L.L.C. ("ICON LLC") for the purpose of acquiring and managing a McDonnell Douglas MD-83 (the "Aircraft"). The Aircraft is currently leased to Aerovias de Mexico, S.A. de C.V. ("Aeromexico") for $75,000 per month. This lease originally expired in October 2002, but has since been extended twice pursuant to the terms of extension agreements and now expires during January 2005. The Partnership and L.P. Six acquired interests of 99% and 1%, respectively, in ICON LLC. ICON LLC acquired the Aircraft, assuming non-recourse debt and utilizing cash received from the Partnership and L.P. Six. The outstanding balance of the non-recourse debt secured by this Aircraft was $9,603,012 at September 30, 2004.

     ICON Receivables 1997-B LLC
     ---------------------------

     The Partnership and two affiliates, L.P. Six and, ICON Cash Flow Partners L.P. Seven ("L.P. Seven"), formed ICON Receivables 1997-B L.L.C. ("1997-B") for the purpose of securitizing their cash flow collections. The Partnership, L.P. Six and L.P. Seven each contributed cash, equipment leases and residuals to 1997-B and own a 75.00%, 8.33% and 16.67% interest, respectively, in 1997-B.

     The three joint ventures described below are 50% or less owned by the Partnership and are accounted for under the equity method, whereby the Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions of the joint ventures.

     ICON Cash Flow Partners L.L.C. II
     ---------------------------------

     The Partnership and an affiliate, L.P. Six, formed ICON Cash Flow Partners L.L.C. II ("LLC II") for the purpose of acquiring and managing a McDonnell Douglas MD-83 (the "Aircraft"). The Aircraft is currently leased to Aerovias de Mexico, S.A. de C.V. ("Aeromexico") for $75,000 per month. This lease originally expired in November 2002, but has since been extended twice pursuant to the terms of extension agreements and now expires during January 2005. The Partnership and L.P. Six acquired interests of 1% and 99%, respectively, in LLC
II. LLC II acquired the Aircraft by assuming certain non-recourse debt and utilizing cash received from the Partnership and L.P. Six. The outstanding balance of the non-recourse debt secured by this Aircraft was $9,278,673 at September 30, 2004.

     Information as to the unaudited results of operations of LLC II for the nine months ended September 30, 2004 and 2003 is summarized below:


                                       Nine Months Ended     Nine Months Ended
                                      September 30, 2004     September 30, 2003
                                      ------------------     ------------------

Net loss                              $      (1,313,920)     $     (1,256,165)
                                      =================      ================
Partnership's share of net loss       $         (13,139)     $        (12,562)
                                      =================      ================

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                               September 30, 2004
                                   (Unaudited)

3.   Joint Ventures - continued

     ICON Cash Flow L.L.C. III
     -------------------------

     The Partnership and an affiliate, L.P. Seven formed, ICON Cash Flow Partners L.L.C. III ("LLC III") for the purpose of acquiring and managing a 1976 McDonnell Douglas DC-10-30 (the "Aircraft"). The Aircraft is leased to World Airways, Inc. The lease was on a "power-by-the-hour" basis until December 2004. Effective September 1, 2004, the lease has been modified to a fixed rental of $50,000 per month plus maintenance reserves and the term has been extended through June 2005. Aviation Investors, Inc. ("Aviation"), an unrelated third party, was a party to LLC III's acquisition of the Aircraft. Aviation has a 50% interest in the Aircraft currently on lease to World Airways and accordingly LLC III and Aviation are each entitled to $25,000 of the monthly rental payments. As stipulated in the agreement between Aviation and LLC III, LLC III is entitled to retain 100% the monthly maintenance reserve of $5,000 which will be applied against future maintenance costs of the Aircraft. The Partnership and L.P. Seven contributed 1% and 99% of the cash required for such acquisition, respectively. LLC III acquired the Aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and L.P. Seven. LLC III has since fully repaid the non-recourse debt secured by the Aircraft.

     Information as to the unaudited results of operations of ICON Cash Flow LLC III for the nine months ended September 30, 2004 and 2003 is summarized below:


                                       Nine Months Ended    Nine Months Ended
                                       September 30, 2004   September 30, 2003
                                       ------------------   ------------------

Net (loss) income                           $  (191,314)      $    334,563
                                            ===========       ============
Partnership's share of net (loss) income    $    (1,913)      $      3,345
                                            ===========       ============
Distributions                               $   225,341       $    178,800
                                            ===========       ============
Partnership's share of distributions        $     2,253       $      1,788
                                            ===========       ============

     ICON Receivables 1997-A LLC
     ---------------------------

     The Partnership and three affiliates, ICON Cash Flow Partners, L.P., Series D ("Series D"), L.P. Six and L.P. Seven, contributed and assigned equipment leases, finance receivables and residuals to ICON Receivables 1997-A LLC ("1997-A") for the purpose of securitizing their cash flow collections. At September 30, 2004, the Partnership, Series D, L.P. Six and L.P. Seven own interests of 31.19%, 17.81%, 31.03%, and 19.97%, respectively, in 1997-A.

     At September 30, 2004, 1997-A's operations have been liquidated as the note holders have been fully repaid for their investment in 1997-A and the remaining receivables relating to the securitizations totaling $345,152, due from an affiliate of the General Partner relating to lease receivables, were written-off as uncollectible. The remaining cash is being reserved to pay for potential property tax; sales tax and other liabilities, if any.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                               September 30, 2004
                                   (Unaudited)

3.   Joint Ventures - continued

     Information as to the unaudited results of operations of 1997-A for the nine months ended September 30, 2004 and 2003 is summarized below:


                                     Nine Months Ended      Nine Months Ended
                                    September 30, 2004      September 30, 2003
                                    ------------------      ------------------

Net loss                              $       (158,852)     $        (50,673)
                                      ================      ================
Partnership's share of net loss       $        (49,548)     $        (15,805)
                                      ================      ================

4.   Related Party Transactions

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the nine months ended September 30, 2004 and 2003, respectively, were as follows:

                                  2004          2003
                                  ----          -----

Management fees              $    59,130    $   184,704    Charged to operations
Administrative expense
  reimbursements                  23,719        114,587    Charged to operations
                             -----------    ----------

Total                        $    82,849    $   299,291
                             ===========    ===========




     At September 30, 2004, 1997-B wrote off the remaining liabilities primarily relating to rents collected on behalf of ICON Receivables 1998-A Inc. ("1998-A"). Since the note holders in both 1997-B and 1998-A have been fully repaid, management has decided to write off the amounts due to 1998-A of $546,903 at September 30, 2004.

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     Forward-Looking Information - The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes included in our annual report on Form 10-K dated December 31, 2003. Certain statements within this document may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and similar expressions. We believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions. Any such forward-looking statements are subject to risks and uncertainties and our future results of operations could differ materially from historical results or current expectations. Some of these risks are discussed in this report, and include, without limitation, fluctuations in oil and gas prices; changing customer demands for aircraft; acts of terrorism; unsettled political conditions, war, civil unrest and governmental actions; foreign currency fluctuations; and environmental and labor laws. Our actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which may be beyond our control, including, without limitation:

o    changes in our industry, interest rates or the general economy;

o    the degree and nature of our competition;

o    availability of qualified personnel;

o cash flows from operating activities may be less than our current level of expenses and debt obligations;

o    the financial condition of lessees; and

o    lessee defaults.

a.   Overview

     We are an equipment leasing business formed on November 7, 1991 which began active operations in June 1992. We are primarily engaged in the business of acquiring equipment subject to leases. We are currently in the process of selling our remaining assets in the ordinary course of business, a time frame we call the "disposition period". We have not reinvested any of our funds during the current period.

     Our current equipment portfolio, which is held directly or through interests in joint ventures with affiliates, consists primarily of:

o 120 swapbody containers leased to Nedlloyd Unitrans GMBH. The containers were purchased for a cash contribution of $721,413. The lease originally expired on May 22, 2002 and has since been extended twice under one-year renewals through May 22, 2004. The equipment was sold in October 2004 and the proceeds are being paid in installments, with final payment due January 2005.

o A 25% interest in certain equipment used in connection with the production of sodium chlorate, on lease to EKA Chemicals, Inc. Our initial cash contribution was $1,402,960, representing 25% of the total contribution, and the assumption of $526,499 in non-recourse debt. A renewal was executed on February 2, 2001, extending the expiration of the lease to July 2006, at which time title to the equipment will pass to the lessee.

o A 99% interest in one McDonnell Douglas MD-83 aircraft subject to lease with Aerovias de Mexico, S.A. de C.V. ("Aeromexico") with the base term expiring in January 2005. The purchase price for the aircraft was $20,577,087 consisting of our pro rata share of $4,068,175 of cash and the assumption of our pro rata share of the $16,508,912 in non-recourse debt.

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

     Substantially all of our recurring operating cash flows are generated from the operations of the single-investor leases in our portfolio. On a monthly basis, we deduct the expenses related to the recurring operations of the portfolio from such revenues and assess the amount of the remaining cash flows that will be required to fund known re-leasing costs and equipment management costs. Any residual operating cash flows are considered available for distribution to the investors and are paid monthly (up until the liquidation period).

Industry Factors

     Our results continue to be impacted by a number of factors influencing the equipment leasing industry.

Further Deterioration of the Air Travel Industry.

     The aircraft leasing industry is currently on the downside of a business cycle and this has resulted in depressed sales prices for assets such as our aircraft and rotable parts. It does not appear that the industry will recover significantly in the very near future, although we are optimistic that, within two to three years, there will be a recovery. However, a further weakening of the industry could cause the proceeds realized from the future sale of our aircraft and rotables to be even less than suggested by recent appraisals.

Inability to Remarket Assets

     If current lessees choose not to renew their leases or purchase the equipment when their leases expire, we will need to remarket the equipment. There is no assurance that we will be able to locate a willing buyer or lessee, or if one is located, that the buyer or lessee will pay a price for the asset at least equal to the carrying value.

     The MD-83 aircraft on lease to Aeromexico are subject to non-recourse debt with FINOVA, bearing interest at 11.83% annually. Given the current market for aircraft, the rent the lessee pays does not cover the loan payments, resulting in negative principal amortization. The net effect is that it is highly unlikely, given the debt and aircraft market, that we will be in position to realize residual proceeds on these aircraft. Accordingly, we are currently discussing with FINOVA the possibility of selling the aircraft back to FINOVA for the non-recourse debt balance.

b.   Results of  Operations  for the Three Months Ended  September  30, 2004 and
     2003

     Revenues for the quarterly periods ended September 30, 2004 (the "2004 Quarter") and 2003 (the "2003 Quarter") are summarized as follows:

--------------------------------------- ----------------------------------------
                                    Quarters Ended, September 30, 2004 and 2003
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                        2004 Quarter  2003 Quarter   Change
--------------------------------------- ------------ ------------ -----------
--------------------------------------- ------------ ------------ -----------
Total Revenues                              $873,306     $343,652    $529,654
--------------------------------------- ------------ ------------ -----------
--------------------------------------- ------------ ------------ -----------
Rental income                               $207,194     $301,227   $(94,033)
--------------------------------------- ------------ ------------ -----------
--------------------------------------- ------------ ------------ -----------
Finance income                                $5,368      $36,358   $(30,990)
--------------------------------------- ------------ ------------ -----------
--------------------------------------- ------------ ------------ -----------
Gain (loss) on sales of equipment           $86,622       $(574)     $87,196
--------------------------------------- ------------ ------------ -----------
--------------------------------------- ------------ ------------ -----------
Interest income and other                   $639,976      $11,975    $628,001
--------------------------------------- ------------ ------------ -----------
--------------------------------------- ------------ ------------ -----------
Loss from investments in joint
ventures                                    $(65,854)     $(5,334)   $(60,520)
--------------------------------------- ------------ ------------ -----------

     Revenues for the 2004 Quarter increased $529,654, or 154.13%, as compared to the 2003 Quarter. Interest income and other increased primarily as a result of the extinguishment of debt due to an affiliate by 1997-B. There was no corresponding transaction in the 2003 Quarter. Gains on sales of equipment increased due to a greater number of lease terminations in the 2004 Quarter. These increases in income were offset by a decrease in rental income due to lease terminations in the Summit portfolio. Finance income decreased due to the continued reduction in the average size of the finance lease portfolio. Losses from investments in unconsolidated joint ventures increased due to a loss in our investment in ICON Receivables 1997-A LLC ("1997-A"). The loss was due primarily to 1997-A writing off approximately $345,000 of receivables due from affiliates as bad debts.

     Expenses for the quarterly periods ended September 30, 2004 and 2003 are summarized as follows:

--------------------------------------------------------------------------------
                                  Quarters Ended, September 30, 2004 and 2003
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                        2004 Quarter 2003 Quarter   Change
----------------------------------------- ---------- ----------- --------------
----------------------------------------- ---------- ----------- --------------
Total Operating Expenses                   $939,603    $813,587       $126,016
----------------------------------------- ---------- ----------- --------------
----------------------------------------- ---------- ----------- --------------
Depreciation                               $399,967    $399,967          -
----------------------------------------- ---------- ----------- --------------
----------------------------------------- ---------- ----------- --------------
Interest                                   $283,150    $293,227      $(10,077)
----------------------------------------- ---------- ----------- --------------
----------------------------------------- ---------- ----------- --------------
General and administrative                  $50,061     $68,763      $(18,702)
----------------------------------------- ---------- ----------- --------------
----------------------------------------- ---------- ----------- --------------
Management fees - General Partner           $22,659     $35,913      $(13,254)
----------------------------------------- ---------- ----------- --------------
----------------------------------------- ---------- ----------- --------------
Administrative expense reimbursements -
General Partner                              $9,063     $17,022       $(7,959)
----------------------------------------- ---------- ----------- --------------
----------------------------------------- ---------- ----------- --------------
Amortization of initial direct costs            $43      $2,428       $(2,385)
----------------------------------------- ---------- ----------- --------------
----------------------------------------- ---------- ----------- --------------
Minority interest                          $174,660    $(3,733)       $178,393
----------------------------------------- ---------- ----------- --------------

     Expenses for the 2004 Quarter increased $126,016, or 15.5%, as compared to the 2003 Quarter. Minority interest increased by $178,393, which is a function of the level of income or loss in the consolidated joint ventures, particularly in 1997-B. The increase in expenses was offset by a decrease in general and administrative expenses due principally to a decrease in professional fees resulting from an overall reduction in the level of our activities due to the fact that we are in the disposition period. The decrease in management fees and administrative expense reimbursements - General Partner is a result of the reduction in the average size of our lease portfolio.

Net Income (Loss)

     As a result of the foregoing factors, net loss for the 2004 Quarter and 2003 Quarter was $66,297 and $469,935, respectively. The net loss per weighted average limited partnership unit was $.11 and $.77 for the 2004 Quarter and 2003 Quarter, respectively.

     c. Results of Operations for the Nine Months Ended September 30, 2004 and 2003

Revenues for the nine month periods ended September 30, 2004 (the "2004 Period") and 2003 (the "2003 Period") are summarized as follows:

--------------------------------------------------------------------------------
                                 Periods Ended, September 30, 2004 and 2003
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                       2004 Period   2003 Period    Change
------------------------------------- ------------ ------------ -------------
------------------------------------- ------------ ------------ -------------
Total Revenues                           $965,416   $1,760,748    $(795,332)
------------------------------------- ------------ ------------ -------------
------------------------------------- ------------ ------------ -------------
Rental income                            $677,551     $816,375    $(138,824)
------------------------------------- ------------ ------------ -------------
------------------------------------- ------------ ------------ -------------
Finance income                            $33,081     $446,622    $(413,541)
------------------------------------- ------------ ------------ -------------
------------------------------------- ------------ ------------ -------------
Gain (loss) on sales of equipment
                                       $(489,424)     $312,147    $(801,571)
------------------------------------- ------------ ------------ -------------
------------------------------------- ------------ ------------ -------------
Interest income and other                $808,808     $210,626      $598,182
------------------------------------- ------------ ------------ -------------
------------------------------------- ------------ ------------ -------------
Loss from investments in joint
ventures                                $(64,600)    $(25,022)     $(39,578)
------------------------------------- ------------ ------------ -------------

     Revenues for the 2004 Period decreased $795,332, or 45.2%, as compared to the 2003 Period. Gains on sales of equipment decreased as a result of significant losses on sales of equipment held in 1997-B. Unexpected losses occurred when receivables which were not fully reserved for had to be written off. Finance income decreased due to the continued reduction in the average size of the finance lease portfolio. Rental income decreased due to lease terminations in the Summit portfolio. These decreases in income were offset by an increase in interest income and other primarily as a result of the extinguishment of debt due to an affiliate by 1997-B. There was no corresponding transaction in the 2003 Period.

Expenses for the nine month periods ended September 30, 2004 (the "2004 Period") and 2003 (the "2003 Period") are summarized as follows:

----------------------------------------- --------------------------------------
                                    Periods Ended, September 30, 2004 and 2003
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                           2004 Period   2003 Period     Change
----------------------------------------- -------------- ------------ ----------
----------------------------------------- -------------- ------------ ----------
Total Operating Expenses                     $2,329,560   $2,721,654  $(392,094)
----------------------------------------- -------------- ------------ ----------
----------------------------------------- -------------- ------------ ----------
Depreciation                                 $1,199,900   $1,199,900       $-
----------------------------------------- -------------- ------------ ----------
----------------------------------------- -------------- ------------ ----------
Interest                                       $878,658     $886,576    $(7,918)
----------------------------------------- -------------- ------------ ----------
----------------------------------------- -------------- ------------ ----------
General and administrative                     $148,044     $389,443  $(241,399)
----------------------------------------- -------------- ------------ ----------
----------------------------------------- -------------- ------------ ----------
Management fees - General Partner               $59,130     $184,704  $(125,574)
----------------------------------------- -------------- ------------ ----------
----------------------------------------- -------------- ------------ ----------
Administrative expense reimbursements -
General Partner                                 $23,719     $114,587   $(90,868)
----------------------------------------- -------------- ------------ ----------
----------------------------------------- -------------- ------------ ----------
Amortization of initial direct costs             $1,533      $10,793    $(9,260)
----------------------------------------- -------------- ------------ ----------
----------------------------------------- -------------- ------------ ----------
Minority interest                               $18,576    $(64,349)     $82,925
----------------------------------------- -------------- ------------ ----------


     Expenses for the 2004 Period decreased $392,094, or 14.4%, as compared to the 2003 Period. The decrease in general and administrative expenses was principally related to a decrease in professional fees resulting from an overall reduction in our level of activities due to the fact that we are in the disposition period. The decrease in management fees and administrative expense reimbursements - General Partner is a result of the reduction in the average size of our lease portfolio. These decreases in expenses were offset by an increase in minority interest, which is a function of the level of income or loss in the consolidated joint ventures, particularly in 1997-B.

Net Loss

     As a result of the foregoing factors, net loss for the 2004 Period and 2003 Period was $1,364,144 and $960,906, respectively. The net loss per weighted average limited partnership unit was $2.22 and $1.57 for the 2004 Period and 2003 Period, respectively.

d.   Liquidity and Capital Resources

Cash Requirements

     We believe there are sufficient funds necessary to maintain current operations. However, in the event that cash flow is insufficient to pay our current level of expenses, we may be required to sell assets prior to maturity or borrow against future cash flows.

Operations

     Our primary sources of liquidity for the 2004 Period and 2003 Period were net cash provided by operating activities of $358,450 and $1,566,146, respectively, and proceeds from sales of equipment of $351,551 and $484,966, respectively. These funds, as well as funds held in reserve by the Partnership, were used to pay cash distributions and make debt repayments.

     Financings and Recourse Borrowings We have not made any recourse borrowings and we do not plan to rely on financing to meet our current cash needs.

Distributions

     Cash distributions to partners for the 2004 Period and 2003 Period totaled $302,396 and $1,638,361, respectively. Such distributions are reflected as a return of capital, as we recorded losses for both periods.

Capital Resources

     At September 30, 2004, we are unaware of any specific need requiring capital resources to be funded by us.

Uncertainties

     At September 30, 2004, except as noted above in the Overview section and listed below in the Risk Factors section, to the best of our knowledge, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on liquidity.

Risk Factors

     Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other periodic statements we make, including but not limited to, the following:

     o The depressed value for aircraft has adversely affected the value of our McDonnell Douglas MD-83s on lease to Aeromexico. The current carrying value of the aircraft is less than the outstanding balance of the non-recourse debt. Accordingly, we are in discussions with the lender concerning selling both aircraft to the lender for the outstanding debt balance.

     o We may face difficulty remarketing the aircraft rotables. Due to the current condition of the airline industry, there is depressed market demand for these rotables.


e.   Inflation and Interest Rates

     The potential effects of inflation on us are difficult to predict. However, since we are in our disposition phase, the effects are anticipated to be minimal. If the general economy experiences significant rates of inflation, however, it could affect us in a number of ways. We do not currently have or expect to have rent escalation clauses tied to inflation in our leases. The anticipated residual values to be realized upon the sale or re-lease of equipment upon lease terminations (and thus the overall cash flow from our leases may be expected to increase with inflation as the cost of similar new and used equipment increases).

     If interest rates increase significantly, the lease rates that we can obtain on future leases may be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

     We are exposed to certain market risks, including changes in interest rates and the demand for equipment and residuals owned by us.

     We attempt to manage our interest rate risk by obtaining fixed rate debt. The fixed rate debt service obligation streams are generally matched by fixed rate lease receivable streams generated by our lease investments.

     We attempt to manage our exposure to equipment and residual risk by monitoring the market and maximizing re-marketing proceeds received through re-lease or sale of equipment.

Item 4.   Controls and Procedures

     We carried out an evaluation, under the supervision and with the participation of management of ICON Capital Corp., our General Partner, including its Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon the evaluation, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective.

     There were no significant changes in our internal control over financial reporting during our third quarter that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

     From time-to-time, in the ordinary course of business, we are involved in legal actions when necessary to protect or enforce our rights. We are not a defendant party to any pending litigation and are not aware of any pending or threatened litigation against us.

Item 6 -  Exhibits

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

                                   ICON Cash Flow Partners, L.P., Series E
                                   By its General Partner,
                                   ICON Capital Corp.



       November 17, 2004        /s/ Thomas W. Martin
    -----------------------     -------------------------------------
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

3. Based on my knowledge, the consolidated financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Dated:  November 17, 2004

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

3. Based on my knowledge, the consolidated financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Dated:  November 17, 2004

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

EXHIBIT 33.1

     I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp., the sole General Partner of ICON Cash Flow Partners, L.P., Series E, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
1350), that, to the best of my knowledge and belief:

(1) the Quarterly Report on Form 10-Q for the period ended September 30, 2004 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

(2) the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners, L.P., Series E.

Dated:  November 17, 2004



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

EXHIBIT 33.2

     I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp., the sole General Partner of ICON Cash Flow Partners, L.P., Series E, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that, to the best of my knowledge and belief:

(1) the Quarterly Report on Form 10-Q for the period ended September 30, 2004 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

(2) the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners, L.P., Series E.

Dated:  November 17, 2004



/s/ Thomas W. Martin
-------------------------------------------------------
Thomas W. Martin
Executive Vice President (Principal
Financial and Accounting Officer)
ICON Capital Corp.
sole General Partner of ICON Cash Flow Partners, L.P., Series E