Form 10-K
period 2004-12-31
ICON CASH FLOW PARTNERS L P SERIES E
filed 2005-04-22
CIK 881788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended                      December 31, 2004
                          ------------------------------------------------------
                                                     or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

Commission File Number                            33-44413
                       ---------------------------------------------------------

                     ICON Cash Flow Partners, L.P., Series E
             (Exact name of registrant as specified in its charter)

                  Delaware                                     13-3635208
--------------------------------------------         ---------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) [ ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last day of the registrant's most recently completed second fiscal quarter:
Not applicable. There is no established market for units of the registrant.

                                Table of Contents


Item

PART I

1. Business                                                                         3

2. Properties                                                                       4

3. Legal Proceedings                                                                4

4. Submission of Matters to a Vote of Security Holders                              4

PART II

5.   Market for the Registrant's Securities and Related Security Holder Matters     5

6.   Selected Consolidated Financial Data                                           6

7.   General Partner's Discussion and Analysis of Financial Condition and
     Results of Operations                                                        7-16

7A.  Qualitative and Quantitative Disclosures About Market Risk                     16

8.   Consolidated Financial Statements                                           17-35

9.   Changes in and Disagreements with Accountants on Accounting and Financial      35
     Disclosure

9A.  Controls and Procedures                                                        35

9B.  Other Information                                                              35

PART III

10. Directors and Executive Officers of the Registrant's General Partner         36-37

11. Executive Compensation                                                          37

12. Security Ownership of Certain Beneficial Owners and Management                  37

13. Certain Relationships and Related Transactions                                  38

14. Principal Accountant Fees and Services                                          38

PART IV

15.  Exhibits, Financial Statement Schedules                                        39

SIGNATURES                                                                          40

         Certifications                                                          41-44


                                     PART I

Item 1. Business

     General Development of Business

     ICON Cash Flow Partners, L.P., Series E (the "Partnership") was formed in November 1991 as a Delaware limited partnership. When used in this report, the terms "we" "us" and "our" refers to the Partnership.

     Our maximum offering was $80,000,000 and we commenced business operations on our initial closing date, July 6, 1992, with the admission of 13,574.17 limited partnership units at $100 per unit representing $1,357,417 of capital contributions. Between July 7, 1992 and July 31, 1993 (the final closing date), 596,837.34 additional units were admitted bringing the total admissions to 610,411.51 units aggregating $61,041,151 in capital contributions. Between 1994 and 2004, we redeemed 2,556 limited partnership units leaving 607,855.51 limited partnership units outstanding at December 31, 2004.

     The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut corporation. The General Partner manages and controls the business affairs of our equipment leases and financing transactions under the terms of a management agreement.

     Segment Information

     We have only one operating segment: the business of owning equipment subject to leases with companies that we believe to be creditworthy.

     Narrative Description of Business

     We are an equipment leasing income fund. Our principal investment objective is to obtain the maximum economic return from our investments for the benefit of our partners. To achieve this objective we have: (i) acquired a diversified portfolio of leases and financing transactions; (ii) made monthly cash distributions to our partners commencing with each partner's admission to the Partnership, continuing through the reinvestment period, which ended on July 31, 1998, (iii) re-invested substantially all undistributed cash from operations and cash from sales of equipment and financing transactions during the reinvestment period; and (iv) are selling our investments and distributing the cash from sales of such investments to our partners after the end of the reinvestment period, which is the disposition period.

     Our reinvestment period ended July 31, 1998. During the disposition period, we have and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and begin the orderly termination of its operations and affairs. We have not and will not invest in any additional new finance or lease transactions during the disposition period.

     At December 31, 2004 and 2003, we had total assets of $11,762,907 and $15,496,680, respectively. During the year ended December 31, 2004, our total revenue was $1,148,803, which was principally derived from one lease which accounted for 95% of our rental income. We incurred a net loss for the year ended December 31, 2004 of $1,539,695. For the year ended December 31, 2003, our total revenue was $2,172,265, which was principally derived from two leases which accounted for 85% of our rental income. We incurred a net loss for the year ended December 31, 2003 of $2,892,420. For the year ended December 31, 2002, our total revenue was $5,853,738, which was principally derived from two leases which accounted for 99% of our rental income. We incurred net income for the year ended December 31, 2002 of $2,301,648.

     We have no direct employees. The General Partner has full and exclusive control over our management and operations.

     Our Competition

     The equipment leasing industry is highly competitive. When seeking leasing transactions for acquisition or sale, we compete with leasing companies, manufacturers that lease their products directly, equipment brokers and dealers and financial institutions, including commercial banks and insurance companies. Many competitors are larger than us and have greater financial resources than we do.

     Lease Transactions

     For the years ended December 31, 2004, 2003 and 2002 we did not finance or purchase any new equipment.

     During January 2005 our lease, and the related non-recourse note payable, for a McDonnell Douglas MD-83 Aircraft (the "Aircraft") with Aerovias de Mexico, S.A. de C.V. ("Aeromexico") expired. The lessee has continued to operate the Aircraft and has made monthly rental payments in accordance with the terms of the expired lease. The lender has a security interest in the Aircraft and an assignment of the rental payments under the lease so the payments being made by the lessee are used to pay amounts due under the non-recourse note payable that was due January 2005. We are currently negotiating to transfer title of the Aircraft to the lender in payment of the balance of the outstanding non-recourse debt. The outstanding balance of the non-recourse debt secured by this Aircraft was $9,674,432 at December 31, 2004.

     Available Information

     Our Annual Reports on Form 10-K and our most recent Quarterly Reports on Form 10-Q and amendments to those reports, if any, are available free of charge on our internet website at http://www.iconcapital.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission. The information contained on our website is not deemed to be part of this Annual Report on Form 10-K. This information is also available on the Securities and Exchange Commission's website, at http://www.sec.gov.

Item 2. Properties

         We neither own nor lease office space or any other real property in our business at the present time.

Item 3. Legal Proceedings

     In the ordinary course of conducting our business, there may be certain claims, suits, and complaints filed against us. In the opinion of management, the outcome of such matters, if any, will not have a material impact on our consolidated financial position or results of operations. No material legal proceedings are currently pending against us or against any of our assets.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter 2004.

                                     PART II

Item 5.  Market for the  Registrant's  Securities  and Related  Security  Holder
Matters

     Our limited partnership units are not publicly traded nor is there currently a market for our limited partnership units. It is unlikely that any such market will develop.

                                   Number of Equity Security Holders
       Title of Class                   as of March 18, 2005
 ---------------------------     -----------------------------------
       General Partner                              1
      Limited Partners                            3,710

     We do not, in the normal course of business, pay dividends. We did pay monthly distributions to our partners beginning with their admission to the Partnership through the termination of the operating period, which was July 31, 1998. Since the termination of the operating period we have paid distributions as our cash flow permits. For the years ended December 31, 2004, 2003 and 2002, we paid distributions to our limited partners totaling $299,372, $1,621,978 and $2,594,024, respectively. For the years ended December 31, 2004, 2003 and 2002 we paid distributions to our general partner totaling $3,024, $16,383 and $26,202, respectively. During March 2005, we paid a distribution to our limited partners of $499,969 and a distribution to our General Partner of $5,050.

     Our reinvestment period ended July 31, 1998. During the disposition period, we have and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and begin the orderly termination of our operations and affairs. We have not and will not invest in any additional new finance or lease transactions during the disposition period.

     In order for National Association of Securities Dealers ("NASD") members and their associated persons to have participated in the offering and sale of interests in limited partnership units (the "Units") pursuant to the fourth offering or to participate in any future offering of our Units, we are required pursuant to NASD Rule 2710(c)(6) to disclose in each annual report distributed to our limited partners a per unit estimated value of our Units, the method by which we developed the estimated value and the date used to develop the estimated value. In addition, our General Partner must prepare annual statements of our estimated Unit values to assist fiduciaries of retirement plans subject to the annual reporting requirements of the Employee Retirement Income Security Act ("ERISA") in the preparation of their reports relating to an investment in our Units. For these purposes, the estimated value of our Units is deemed to be $4.74 per Unit at September 30, 2004.

     This estimate was based on the amount of remaining undiscounted lease payments on our existing leases, the booked estimated residual values of the equipment held by us upon the termination of those leases and our cash on hand. From this amount we then subtracted our total debt outstanding and then divided that sum by the total number of Units outstanding. This valuation was based solely on the General Partner's perception of market conditions and the types and amounts of our assets. No independent valuation was sought. However, as set forth below, there is no significant public trading market for our Units at this time, and there can be no assurance that limited partners could receive $4.74 per Unit if such a market did exist and they sold their Units or that they will be able to receive such amount for their Units in the future. The foregoing valuation was performed solely for the ERISA and NASD purposes described above. There is no market for our Units, and, accordingly, this value does not represent an estimate of the amount a limited partner would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount we may actually receive if and when we seek to liquidate our assets or the amount of lease payments and equipment disposition proceeds we will actually receive over our remaining term. Our limited partnership interests are not publicly traded nor is there currently a market for our limited partnership units. It is unlikely that any such market will develop.

Item 6. Selected Consolidated Financial Data

     The Selected Consolidated Financial Data should be read together with our audited consolidated financial statements and accompanying notes included in
Item 8, Financial Statements and Supplementary Data.



                                                                Year Ended December 31,
                                                        ---------------------------------------
                                      2004                   2003           2002            2001          2000
                                      ----                   ----           ----            ----          ----

 Total revenue                  $      1,148,803   $       2,172,265   $   5,853,738   $  5,387,932    $ 6,532,679
                                ================   =================   =============   ============    ==========
Net (loss) income (a)           $     (1,539,695)  $      (2,892,420)  $   2,301,648   $( 1,395,324)   $   96,430
                               ==================  ==================  =============   =============   ==========
 Net (loss) income allocable
to limited partners (a)         $     (1,524,298)  $      (2,863,496)  $   2,278,632   $(1,381,371)    $  392,466
                                =================  ==================  =============   =============   ==========
 Net (loss) income allocable
 to general partner (a)         $        (15,397)  $         (28,924)  $      23,016   $    (13,953)   $    3,964
                                =================  ==================  =============   =============   ==========
Weighted average number of limited
partnership units outstanding            607,856             607,856         607,856         607,856      607,856
                                ================   =================   =============   =============  ===========
 Net (loss) income per weighted
  average limited
    partnership unit (a)        $          (2.51)  $           (4.71)  $        3.75   $       (2.27)  $     0.65
                                ================   =================   =============   =============   ==========

 Distributions to
   limited partners             $        299,372   $        1,621,978  $    2,594,024  $   1,356,383   $ 3,672,173
                                ================   ==================  ==============  =============   ===========
 Distributions per weighted
   average limited partner unit $           0.49   $             2.67  $         4.27  $        2.23   $      6.04
                                ================   ==================  ==============  =============   ===========
 Distributions to the
   general partner              $          3,024   $           16,383  $       26,202  $      13,564   $    37,091
                                ================   ==================  ==============  =============   ===========




                                                         December 31,
                                                  ---------------------------
                           2004            2003              2002              2001           2000
                           ----            ----              ----              ----           ----

 Total assets          $11,762,907      $15,496,680       $22,507,394      $32,783,624    $46,154,746
                       ===========      ===========       ===========      ===========    ============
 Notes payable         $ 9,674,432      $ 9,565,050       $11,352,510      $21,862,616    $32,116,840
                       ===========      ===========       ===========      ===========    ===========
 Partners' equity      $ 1,922,834      $ 3,764,925       $ 8,295,706      $ 8,614,284    $11,379,555
                       ===========       ===========      ===========      ===========    ===========


     (a) During the year ended December 31, 2003 we recorded an impairment loss of $1,500,000 or $2.47 per weighted average limited partnership unit.

Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information - Certain statements within this document may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and similar expressions. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. We believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any such forward-looking statements are subject to risks and uncertainties and our future results of operations could differ materially from historical results or current expectations. Some of these risks are discussed in this report, and include, without limitation, fluctuations in oil and gas prices; level of fleet additions by competitors and industry overcapacity; changing customer demands for aircraft; acts of terrorism; unsettled political conditions, war, civil unrest and governmental actions, and environmental and labor laws. Our actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which may be beyond our control, including, without limitation:

     o    changes in our industry, interest rates or the general economy;

     o    the degree and nature of our competition;

     o    availability of qualified personnel;

     o cash flows from operating activities may be less than our current level of expenses and debt obligations; o the financial condition of lessees; and o lessee defaults.

     a.  Overview

     We are an equipment leasing business formed on November 7, 1991 which began active operations in July 6, 1992. We primarily engage in the business of acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. Some of our equipment leases were acquired for cash and provided current cash flow, which we refer to as "income" leases. The majority of the purchase price of our other equipment leases was financed, so these leases generated little or no current cash flow because substantially all of the rental payments received from a lessee were paid to a lender. For these "growth" leases, we anticipate that the future value of the leased equipment will exceed the cash portion of the purchase price paid for the equipment. We are currently in our disposition period, wherein we are seeking to sell our assets in the ordinary course of business.

     Capital Resources and Liquidity

     We invested most of the net proceeds from our offering in items of equipment subject to a lease. After the net offering proceeds were invested, additional investments were made with the cash generated from our initial investments to the extent that cash was not needed for expenses, reserves and distributions to investors. The investment in additional equipment in this manner is called "reinvestment." After the "reinvestment period," we began selling our assets in the ordinary course of business during a time frame called the "disposition period." If we believe it would benefit investors to reinvest our cash flow in equipment during the disposition period, we may do so, but we will not incur any additional fees to the General Partner in connection with such reinvestments.

     Our current portfolio, which we own directly or through joint venture investments with affiliates, consists primarily of the following:

         Air Transportation Industry:

     o We have a 99% interest in one McDonnell Douglas MD-83 aircraft subject to lease with Aerovias de Mexico, S.A. de C.V. ("Aeromexico") with the base term that expired in January 2005. Our contribution to the purchase price was approximately $4,027,000 of cash and approximately $16,244,000 of non-recourse debt.

     o Aircraft rotable parts originally leased to Sabena SA. The equipment is currently off lease and in the process of being remarketed. We purchased the equipment for a cash contribution of $1,599,758.

         Chemical Industry:

     o We have a 25% interest in a sodium chlorate production facility subject to lease with EKA Chemicals, Inc. The lease will expire on July 2006, at which time title in the equipment will pass to EKA Chemicals, Inc. Our contribution to the purchase price was $1,402,960 of cash and $526,499 of non-recourse debt.

         Information Technology Equipment:

     o We have a 100% interest in a portfolio consisting of various equipment leases including information technology equipment, network equipment and machine tooling equipment. The original transaction involved acquiring a portfolio of 44 equipment lease schedules from Summit Asset Management Limited ("Summit") for a cash contribution of $2,077,181. The schedules were originally subject to leases with 22 lessees.

     Substantially all of our recurring operating cash flows are generated from the operations of the single-investor leases in our portfolio. On a monthly basis, we deduct the expenses related to the recurring operations of the portfolio from such revenues and assess the amount of the remaining cash flows that will be required to fund known re-leasing or disposition costs and equipment management costs. Any residual operating cash flows are considered available for distribution to the investors.

     Portfolio Activity

     Aeromexico

     The McDonnell Douglas MD-83 aircraft on lease to Aeromexico is subject to non-recourse debt with FINOVA, bearing interest at 11.83% annually. Given the current market for aircraft, the rent the lessee pays does not cover the loan payments due, resulting in negative principal amortization. The net effect is that it is highly unlikely, given the debt and aircraft market, that we will be in a position to realize residual proceeds on this aircraft. Accordingly, we are currently discussing with FINOVA the possibility of selling the aircraft back to FINOVA in satisfaction of the outstanding non-recourse debt balance.

     Sodium Chlorate Production Facility

     This facility is currently on a one dollar buy out lease to EKA Chemicals, Inc. We expect to receive three more semi-annual rental payments during January 2005, July 2005 and January 2006 for a total of $558,750.

     Boeing 737 and Airbus A310 rotables

     We currently own 65 Boeing 737 rotables and 58 Airbus A310 rotables which were formerly on lease to Sabena Technics. Aircraft rotables are replacement spare parts that are held in inventory by an airline. In aggregate, the sales of these parts should generate between $2,000,000 and $3,000,000 of additional proceeds. Subject to other risk factors described herein, we believe the values to be relatively steady. The A310 rotables can be used on either A310-200s or A310-300s which are being used by over 60 operators world-wide. Currently, we are selling some of the rotables each month.

     Swapbody Containers

     We currently own 120 swapbody containers leased to Nedlloyd Unitrans GmbH. The containers were purchased for a cash contribution of $721,413. The lease originally expired on May 22, 2002 and has since been extended twice under one-year renewals through May 22, 2004. The lessee agreed to purchase the equipment during October 2004 for approximately $150,000, to be paid in four equal installments with the final payment in January 2005, at which point title of the equipment passed to the lessee.

     Economic and Industry Factors

     Our results continue to be impacted by a number of factors influencing the United States of America's economy as well as the equipment leasing industry, some of which are discussed below.

     United States Economy

     The economy of the United States of America appears to be recovering, and the leasing industry's outlook for the foreseeable future is encouraging. We foresee an increase in capital spending by corporations through 2007 which should increase the pool of available leases, and to that end, we believe there will be more opportunities in this market. Nonetheless, a key obstacle still facing the leasing industry is the continued low interest rate environment, which reduces leasing volume inasmuch as customers are more prone to purchase than lease. Other factors which may negatively affect the leasing industry are the proposed legal and regulatory changes that may affect tax benefits of leasing and the continued misperception by potential lessees, stemming from Enron, WorldCom and others, that leasing should not play a central role as a financing alternative. However, as economic growth continues and interest rates inevitably begin to rise over time, we are optimistic that more lessees will return to the marketplace.

     Chemical Manufacturing Industry

     EKA Chemicals, Inc. is the world's largest producer of sodium chlorate, which is an integral part of the bleaching process for wood pulp. EKA has nine manufacturing plants throughout the United States of America as well as plants in Brazil, Canada, Chile, Finland, France, Norway and Sweden. In general the industries that use wood pulp; paper, paperboard and pulp products are expecting the first half of 2005 to be positive and demand for these products to remain strong throughout 2005.

     Air Transportation Industry

     The aircraft leasing industry has been on the downside of a business cycle and continues to remain there. This has resulted in depressed sales prices for assets such as our aircraft interests. It does not appear that the industry will recover significantly in the very near future with the recent increases in the price of gasoline and the fare wars within the air transportation industry. We are optimistic that a recovery will occur within two to three years. However, a further weakening of the industry could cause the proceeds realized from the future sale of our aircraft to be even less than suggested by recent appraisals.

     Critical Accounting Policies

     An appreciation of our critical accounting policies is necessary to understand our financial results. These policies may require the General Partner to make difficult and subjective judgments regarding uncertainties, and as a result, such estimates may significantly impact our financial results. The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes. We applied our critical accounting policies and estimation methods consistently in all periods presented. We consider the following accounting policies to be critical to our business:

o        Lease classification and revenue recognition
o        Asset impairments
o        Depreciation

     Lease Classification and Revenue Recognition

     The equipment we lease to third parties is classified either as a finance lease, a leveraged lease, or an operating lease, which is determined based upon the terms of each lease. Initial direct costs are capitalized and amortized over the term of the related lease for both a finance lease and a leveraged lease. For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated.

     For finance leases, we record, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income ratably over the term of the lease.

     For leveraged leases, we record, at lease inception, our net investment in the equipment which consists of the minimum lease payments receivable, the estimated unguaranteed residual value of the equipment at lease termination and the initial direct costs related to the lease, net of the unearned income and principal and interest on the related non-recourse debt. Unearned income is recognized as income over the life of the lease at a constant rate of return on the positive net investment.

     For operating leases, income is recorded as rental income and is recognized on the straight line method over the lease term.

     Our General Partner has an Investment Committee that approves each new equipment acquisition. As part of their process they determine the residual value to be used once the acquisition has been approved. The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment being considered, how the equipment is integrated into the potential lessees business, the length of the lease and industry in which the potential lessee operates. Residual values are reviewed in accordance with our policy to review all significant assets in our portfolio.

     Asset Impairments

     The significant assets in our asset portfolio are periodically reviewed, at least annually, by management, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Management uses qualified third party appraisers to assist in the review process. An impairment loss will be recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. In such circumstances, we will estimate the future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. An impairment loss will be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

     The events or changes in circumstances which generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than our carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the remaining obligation to the lender and our residual position in the asset. Generally in the latter situation, the residual position relates to equipment subject to third party notes payable where the lessee remits their rental payments directly to the lender and we do not recover our residual position until the note payable is repaid in full.

     Depreciation

     We record depreciation expense on equipment classified as an operating lease. In order to calculate depreciation we first determine the depreciable equipment cost, which is the cost less estimated salvage value. The estimated salvage value is our estimate of the value of the equipment at lease termination. The estimated residual value is reviewed annually, by management, to determine whether an impairment charge may be required. Management uses qualified third party appraisers to assist in the review process. Depreciation expense is recorded ratably over the term of the related lease.

     New Accounting Pronouncements

     During December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets--an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in Opinion 29, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS 153 to have an impact on our financial position or results of operations.

     Management does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

b. Results of Operations for the Years Ended December 31, 2004 ("2004") and 2003 ("2003")

         Revenue for 2004 and 2003 are summarized as follows:


                                                          Years Ended December 31,
                                                     ----------------------------------
                                                    2004              2003               Change
                                                    ----              ----               ------

 Total revenue                             $      1,148,803   $     2,172,265   $    (1,023,462)
                                           ================   ===============   ===============

 Rental income                             $        948,108   $     1,085,543   $      (137,435)
 Finance income                            $         38,951   $       466,013   $      (427,062)
 Net (loss) gain on sales of equipment     $       (939,642)  $       309,286   $    (1,248,928)
 Loss from investments in
    joint ventures                         $       (65,373)   $       (86,852)  $        21,479
 Interest income and other                 $      1,166,759   $       398,275   $       768,484



     Revenues for 2004 decreased by $1,023,462, or 47%, as compared to 2003. The decrease in rental income was due primarily to lease terminations in the Summit portfolio. Finance income decreased due to the continued reduction in the average size of the finance lease portfolio. Net (loss) gain on sales of equipment decreased to a loss from a gain due to a larger number of terminations in the current year, a number of which terminated at a loss. The majority of the net loss on sales of equipment, approximately $697,500, originated from our majority owned subsidiary, ICON Receivables 1997-B LLC, and was the result of approximately 170 small leases that were terminated during 2004. The increase in interest income and other relates primarily to revised estimates, from our majority owned subsidiary, where certain liabilities relating to previously terminated leases were deemed by us to no longer be valid at December 31, 2004.


         Expenses for 2004 and 2003 are summarized as follows:


                                                        Years Ended December 31,
                                               ------------------------------------------
                                                    2004            2003            Change
                                                    ----            ----            ------

 Total expenses                             $     2,688,498   $   5,064,685   $   (2,376,187)
                                            ================  =============   ===============

 Depreciation                               $     1,199,900   $   1,599,866   $     (399,966)
 Impairment loss                            $            -    $   1,500,000   $   (1,500,000)
 Interest                                   $     1,175,309   $   1,160,763   $       14,546
 General and administrative                 $       218,354   $     575,104   $     (356,750)
 Management fees - General Partner          $        70,427   $     208,593   $     (138,166)
 Administrative expense reimbursements -
  General Partner                           $        32,923   $     128,341   $      (95,418)
 Amortization of initial direct costs       $         1,533   $      11,674   $      (10,141)
 Reversal of provision for bad debts        $       (27,928)  $          -    $      (27,928)
 Minority interest                          $        17,980   $    (119,656)  $      137,636


     Expenses for 2004 decreased by $2,376,187, or 47%, over 2003. The decrease in expenses is a result of overall reduced fund activity. The decrease in depreciation is due to management's decision to discontinue depreciation on the Aeromexico aircraft at October 1, 2004 due to the value of the aircraft approximating its fair value at that time. The decrease in impairment loss is due to an impairment charge on the Aeromexico aircraft in 2003 which was not deemed necessary in 2004. The decrease in general and administrative expenses was primarily due to a reduction in professional fees due to the above mentioned reduction in fund activity. The decreases in management fees - General Partner and administrative expense reimbursements - General Partner were a result of the reduction in the average size of the Partnership's lease portfolio. The increase in minority interest is a function of the level of income or loss in the consolidated joint ventures, particularly in 1997-B.

     Net Loss

     As a result of the foregoing factors, net loss in 2004 and 2003 was $1,539,695 and $2,892,420, respectively. The net loss per weighted average number of limited partnership units outstanding was $2.51 and $4.71, for 2004 and 2003, respectively.

c. Results of Operations for the Years Ended December 31, 2003 ("2003") and 2002 ("2002")

Revenue for 2003 and 2002 are summarized as follows:

                                                            Years Ended December 31,
                                                         ------------------------------
                                                     2003                  2002         Change
                                                     ----                  ----         ------

Total revenue                               $        2,172,265    $      5,853,738   $  (3,681,473)
                                            ==================    ================   ==============

Rental income                               $        1,085,543    $      2,547,841   $  (1,462,298)
Finance income                              $          466,013    $        915,583   $    (449,570)
Net gain (loss) on sales of equipment       $          309,286    $        (14,300)  $     323,586
(Loss) income from investments
  in joint ventures                         $          (86,852)   $         49,797   $    (136,649)
Interest income and other                   $          398,275    $      2,354,817   $  (1,956,542)



     Revenues for 2003 decreased by $3,681,473, or 63%, as compared to 2002. The decrease in rental income was due primarily to the expiration of operating leases and the subsequent sale of the underlying equipment. Finance income decreased due to the reduction in the average size of the finance lease portfolio. Net gain (loss) on sales of equipment increased from a loss to a gain. (Loss) income from investments in joint ventures decreased from income to a loss. Interest income and other decreased primarily to a residual sharing adjustment in 2002, for which there was no corresponding transaction in 2003.

Expenses for 2003 and 2002 are summarized as follows:


                                                Years Ended December 31,
                                             ------------------------------
                                             2003             2002          Change
                                             ----             ----          ------

 Total expenses                       $     5,064,685   $    3,552,090   $   1,512,595
                                      ===============   ==============   =============

 Depreciation                         $     1,599,866   $    1,553,222   $      46,644
 Impairment loss                      $     1,500,000   $           -    $   1,500,000
 Interest                             $     1,160,763   $    1,428,860   $    (268,097)
 General and administrative           $       575,104   $      606,778   $     (31,674)
 Management fees - General Partner    $       208,593   $      354,788   $    (146,195)
 Administrative expense
   reimbursements - General Partner   $       128,341   $      194,272   $     (65,931)
 Amortization of initial direct costs $      11,674     $       61,569   $     (49,895)
 Reversal of provision for bad debts  $       -         $     (700,000)  $     700,000
 Minority interest                    $      (119,656)  $       52,601   $    (172,257)



     Expenses for 2003 increased by $1,512,595, or 43%, over 2002. The increase in impairment loss is due to an impairment charge on the Aeromexico aircraft in 2003 which was not deemed necessary in 2002. The decrease in interest is due to a reduction in the average debt outstanding from 2002 to 2003. The decreases in management fees - General Partner and administrative expense reimbursements - General Partner were a result of the reduction in the average size of the Partnership's lease portfolio. The provision for bad debts reversal in 2002 was due to management's review of the allowance for doubtful accounts and the conclusion that the allowance was overstated at that time. No such reversal was deemed necessary in 2003. The decrease in minority interest is a function of the level of income or loss in the consolidated joint ventures, particularly the losses in 1997-B.

Net (Loss) Income

     As a result of the foregoing factors, net (loss) income in 2003 and 2002 was $(2,892,420) and $2,301,648, respectively. The net (loss) income per weighted average number of limited partnership units outstanding was $(4.71) and $3.75, for 2003 and 2002, respectively.

     d.   Liquidity and Capital Resources

     Sources of Cash

     We believe that with the cash we have currently available, from cash being generated from our leases and sales proceeds, we have sufficient cash to continue our operations into the foreseeable future.

     Our primary source of cash in 2004 and 2003 was from proceeds from sales of equipment of $592,744 and $484,966, respectively and cash flows provided by operations of $421,499 and $1,616,579, respectively.

     Our primary cash outflows were cash distributions to partners and debt repayments. We made distributions to limited partners for the years ended
December  31,  2004,  2003  and 2002 of  $299,372,  $1,621,978  and  $2,594,024,
respectively. We made distributions to the General Partner for the years ended December 31, 2004, 2003 and 2002 of $3,024, $16,383, and $26,202, respectively.
For additional information, please refer to our consolidated statements of cash flows located in Item 8, Financial Statements and Supplementary Data.

     Financings and Recourse Borrowings

     At December 31, 2004, we are a party to non-recourse debt. The lender has a security interest in our equipment and an assignment of the rental payments under the lease. If the lessee were to default on the non-recourse debt the equipment would be returned to the lender in extinguishment of the non-recourse debt. For a further discussion of the non-recourse debt refer to Note 6 in our consolidated financial statements located in Item 8, Financial Statements and Supplementary Data.

     We have not made any recourse borrowings, and we do not plan to rely on financing to meet our current cash needs.

     Distributions

     Our reinvestment period ended on July 31, 1998, and the disposition period commenced. During the disposition period we will distribute substantially all distributable cash from operations and equipment sales to the partners and will continue the orderly termination of our operations and affairs. We have not and will not invest in any additional finance or lease transactions during the disposition period. As a result of our entering into the disposition period, future monthly distributions are expected to fluctuate depending on the amount of asset sale and re-lease proceeds generated during the period.

     We do not, in the normal course of business, pay dividends. We do pay monthly distributions to our partners beginning with their admission to the Partnership through the termination of the operating period, which was July 31, 1998. For the years ended December 31, 2004 and 2003, we paid distributions to our limited partners totaling $299,372 and $1,621,978, respectively. For the years ended December 31, 2004 and 2003, we paid distributions to our general partner totaling $3,024 and $16,383, respectively. During March 2005, we paid a distribution to our limited partners of $499,969 and a distribution to our General Partner of $5,050.

     Commitments

     At December 31, 2004 we are a party to non-recourse debt that expired during January 2005. The lender has a security interest in the Aircraft and an assignment of the rental payments under the lease. Payments are being made by the lessee directly to the lender on the non-recourse debt that was due January 2005. We are currently negotiating to transfer title of the Aircraft to the lender for the outstanding balance of the non-recourse debt. At December 31, 2004 we had an outstanding balance of $9,674,432. Principal maturities of our notes payable consist of the following at December 31, 2004:

              Year Ending
              December 31,
           -------------------
              January, 2005            $     9,674,432
                                       ===============

     Risks and Uncertainties

     At December 31, 2004, except as noted above in the Overview section and listed below, and to the best of our knowledge, there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on our liquidity.

     Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other periodic statements we make, including but not limited to, the following:

     o The market for aircraft is currently depressed due to an overabundance of aircraft on the market resulting from the overall downturn in the aviation industry following the events of September 11, 2001. While the market for these aircraft is cyclical, there can be no assurance that the market will recover. Failure of the market to recover significantly may result in our inability to realize our investment in the residuals of the aircraft in our portfolio.

     o We may face difficulty remarketing the aircraft rotables. Aircraft rotables are replacement spare parts that are held in inventory by an airline. We own rotables for both the Boeing 737-300 aircraft and the Airbus aircraft. We believe that over time we will be able to remarket these rotables, but the aircraft industry has been in an overall down cycle and we may face difficulty in remarketing these assets.

     o Our operations are subject to the jurisdiction of a number of federal agencies, including the Federal Aviation Administration. New regulatory rulings may negatively impact our financial results and the economic value of our assets.

      e.  Inflation and Interest Rates

     The potential effects of inflation on us are difficult to predict. If the general economy experiences significant rates of inflation, however, it could affect us in a number of ways. We do not currently have or expect to have rent escalation clauses tied to inflation in our leases. The anticipated residual values to be realized upon the sale or re-lease of equipment upon lease terminations (and thus the overall cash flow from our leases) may be expected to increase with inflation as the cost of similar new and used equipment increases.

Item 7A. Qualitative and Quantitative Disclosures About Market Risk

     We, like most other companies, are exposed to certain market risks, which includes changes in interest rates and the demand for equipment (and the related residuals) owned by us. We believe to the best of our knowledge that our exposure to other market risks, including foreign currency exchange rate risk, commodity risk and equity price risk, are insignificant, at this time, to both our financial position and our results of operations.

     In general, we manage our exposure to interest rate risk by obtaining fixed rate debt. The fixed rate debt is structured so as to match the cash flows required to service the debt to the payment streams under fixed rate lease receivables. The payments under the leases are assigned to the lenders in satisfaction of the debt. We may finance leases with a floating interest rate and we are therefore exposed to interest rate risk until fixed rate financing is arranged.

Item 8.  Consolidated Financial Statements

Index to Financial Statements                                                17

Report of Independent Registered Public Accounting Firm                      18

Consolidated Balance Sheets at December 31, 2004 and 2003                 19-20

Consolidated Statements of Operations for the Years Ended
  December 31, 2004, 2003 and 2002                                           21

Consolidated Statement of Changes in Partners' Equity for the Years Ended
  December 31, 2002, 2003 and 2004                                           22

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2004, 2003 and 2002                                        23-24

Notes to Consolidated Financial Statements                                25-35

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of ICON Cash Flow Partners, L.P., Series E (a Delaware limited partnership) and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICON Cash Flow Partners, L.P., Series E and subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.


As discussed in Note 1, the Partnership's reinvestment period ended July 31, 1998 and its disposition period commenced. During the disposition period the Partnership will distribute substantially all distributable cash from operations and equipment sales to the partners and begin the orderly termination of its operations and affairs.


/s/ Hays & Company LLP

March 17, 2005
New York, New York

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)
                           Consolidated Balance Sheets
                                  December 31,

                                     ASSETS

                                                   2004             2003
                                                   ----             ----


 Cash and cash equivalents                     $     598,455    $      80,318
                                               -------------    -------------

 Investments in finance leases:
    Minimum rents receivable                         617,849        1,466,112
    Estimated unguaranteed residual values            55,813        1,266,007
    Unearned income                                  (10,437)         (40,551)
    Allowance for doubtful accounts                  (59,094)        (578,391)
                                               --------------   --------------

      Net investments in finance leases              604,131        2,113,177
                                               -------------    --------------

 Investments in operating leases:
    Equipment, at cost                            19,207,984       19,207,984
    Accumulated depreciation                      (9,557,751)      (8,357,851)
                                               --------------   --------------

         Net investments in operating leases       9,650,233       10,850,133
                                               -------------    -------------

 Investments in financings:
    Receivables due in installments                    -            2,446,433
    Unearned income                                    -              (13,238)
    Allowance for doubtful accounts                    -           (1,405,763)
                                               ------------    ---------------

      Net investments in financings                    -            1,027,432
                                               ------------     -------------

 Equipment held for sale, net                        852,283        1,199,179
 Investments in joint ventures                        57,805          126,594
 Other assets, net                                     -               99,847
                                               ------------    --------------

      Total assets                             $  11,762,907    $  15,496,680
                                               =============    =============



See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)
                           Consolidated Balance Sheets
                                  December 31,

                        LIABILITIES AND PARTNERS' EQUITY



                                                                 2004               2003
                                                                 ----               -----

 Notes and accrued interest payable - non-recourse         $    9,674,432   $      9,565,050
 Security deposits, deferred credits and other payables           135,917            684,632
 Deferred rental income                                                -             828,530
 Due to affiliates, net                                             4,715            594,982
 Minority interests                                                25,009             58,561
                                                           --------------    ---------------

      Total liabilities                                         9,840,073         11,731,755
                                                           --------------   ----------------

 Commitments and Contingencies
 Partners' equity:
      General Partner                                            (500,496)          (482,075)
      Limited Partners (607,855.51 units outstanding,
     $100 per share original issue price)                       2,423,330          4,247,000
                                                           ---------------  ----------------

      Total partners' equity                                    1,922,834          3,764,925
                                                           --------------   ----------------

Total liabilities and partners' equity                     $   11,762,907   $     15,496,680
                                                           ===============  =================




See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)
                     Consolidated Statements of Operations
                            Years Ended December 31,



                                                                    2004                  2003                2002
                                                                    ----                  ----                ----
 Revenue:
      Rental income                                          $         948,108   $      1,085,543    $      2,547,841
      Finance income                                                    38,951            466,013             915,583
      Net (loss) gain on sales of equipment                           (939,642)           309,286             (14,300)
      (Loss) income from investments in joint ventures                 (65,373)           (86,852)             49,797
      Interest income and other                                      1,166,759            398,275           2,354,817
                                                             -----------------   ----------------    ----------------

        Total revenue                                                1,148,803          2,172,265           5,853,738
                                                             -----------------   ----------------    ----------------

 Expenses:
      Depreciation                                                   1,199,900          1,599,866           1,553,222
      Impairment loss                                                     -             1,500,000                -
      Interest                                                       1,175,309          1,160,763           1,428,860
      General and administrative                                       218,354            575,104             606,778
      Management fees - General Partner                                 70,427            208,593             354,788
      Administrative expense reimbursements -
        General Partner                                                 32,923            128,341             194,272
      Amortization of initial direct costs                               1,533             11,674              61,569
      Reversal of provision for bad debts                              (27,928)              -               (700,000)
      Minority interest                                                 17,980           (119,656)             52,601
                                                             ------------------  -----------------   ----------------

        Total expenses                                               2,688,498          5,064,685           3,552,090
                                                             -----------------   ----------------    ----------------

 Net (loss) income                                           $      (1,539,695)  $     (2,892,420)   $      2,301,648
                                                             ==================  =================   ================

 Net (loss) income allocable to:
      Limited partners                                       $      (1,524,298)  $     (2,863,496)   $      2,278,632
      General Partner                                                  (15,397)           (28,924)             23,016
                                                             ------------------ ------------------   ----------------

                                                             $      (1,539,695)  $     (2,892,420)   $      2,301,648
                                                             ================== ==================   ================

 Weighted average number of
     limited partnership units outstanding                             607,856            607,856             607,856
                                                             =================   =================   ================

 Net (loss) income per weighted average
      limited partnership unit                               $          (2.51)   $          (4.71)   $           3.75
                                                             =================   =================    ===============




See accompanying notes to consolidated financial statements.

                    ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)
              Consolidated Statement of Changes in Partners' Equity
                  Years Ended December 31, 2002, 2003 and 2004




                                               Limited Partner Distributions
                                                (Per weighted average unit)                               Total
                                           Return of    Investment         Limited         General       Partners'
                                           Capital       Income            Partners        Partner        Equity
                                           -------       ------            --------        -------        ------

Balance at January 1, 2002                                             $   9,047,866   $    (433,582)  $   8,614,284

 Cash distributions to partners           $0.52          $3.75            (2,594,024)        (26,202)     (2,620,226)

Net income                                                                 2,278,632          23,016       2,301,648
                                                                       -------------   -------------   -------------

Balance, December 31, 2002                                                 8,732,474       (436,768)       8,295,706

 Cash distributions to partners           $2.67          $   -            (1,621,978)       (16,383)      (1,638,361)
 Net loss                                                                 (2,863,496)       (28,924)      (2,892,420)
                                                                       -------------   -------------   -------------

Balance, December 31, 2003                                                 4,247,000       (482,075)       3,764,925

 Cash distributions to partners           $0.49          $   -              (299,372)        (3,024)        (302,396)
 Net loss                                                                 (1,524,298)       (15,397)      (1,539,695)
                                                                       --------------  -------------   -------------

Balance, December 31, 2004                                             $    2,423,330  $    (500,496)  $    1,922,834
                                                                       ==============  =============   =============


See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)
                      Consolidated Statements of Cash Flows
                            Years Ended December 31,



                                                                                  2004             2003             2002
                                                                                  ----             ----             ----

 Cash flows from operating activities:
      Net (loss) income                                               $       (1,539,695)  $    (2,892,420)  $  2,301,648
      Adjustments to reconcile net (loss) income to
        net cash provided by operating activities:
          Rental income paid directly to lenders by lessees                     (900,000)         (900,000)    (2,200,000)
          Finance income portion of receivables
            paid directly to lenders by lessees                                    -               (41,561)      (193,939)
          Interest expense on non-recourse financing
            paid directly to lenders by lessees                                  900,000         1,129,191      1,206,993
          Accrued interest expense                                               275,309              -              -
          Depreciation                                                         1,199,900         1,599,866      1,553,222
          Impairment loss                                                          -             1,500,000           -
          Amortization of initial direct costs                                     1,533            11,674         61,569
          Reversal of provision for bad debts                                    (27,928)             -          (700,000)
          Net loss (gain) loss on sales of equipment                             939,642          (309,286)        14,300
          Loss (income) from investments in joint ventures                        65,373            86,852        (49,797)
          Non-cash portion of interest income and other                       (1,039,562)             -              -
          Minority interest                                                       17,980          (119,656)        52,601
        Changes in operating assets and liabilities:
          Collection of principal - non-financed receivables                     372,500         1,371,885      2,605,127
          Other assets, net                                                        -               462,791         54,550
          Security deposits, deferred credits and other payables                  92,743          (983,321)       (20,521)
          Deferred rental income                                                 111,784           635,154        306,576
          Due to affiliates, net                                                 (48,080)           65,410        262,854
                                                                      -------------------  ---------------  -------------

 Net cash provided by operating activities                                       421,499         1,616,579      5,255,183
                                                                      ------------------   ---------------  -------------

 Cash flows from investing activities:
      Proceeds from sales of equipment                                           592,744           484,966      2,394,019
      Distributions received from joint ventures                                   3,416             3,043           -
      Distributions to minority interest holders                                 (51,532)             -           (49,056)
                                                                      -------------------  ---------------  --------------

 Net cash provided by investing activities                                       544,628           488,009      2,344,963
                                                                      ------------------   ---------------  --------------

 Cash flows from financing activities:
      Principal payments on non-recourse debt                                   (145,594)       (1,132,717)    (5,597,034)
      Cash distributions to partners                                            (302,396)       (1,638,361)    (2,620,226)
                                                                      -------------------  ---------------- --------------

 Net cash used in financing activities                                          (447,990)       (2,771,078)    (8,217,260)
                                                                      -------------------  ---------------- --------------

 Net increase (decrease) in cash and cash equivalents                            518,137          (666,490)      (617,114)
 Cash and cash equivalents, beginning of the year                                 80,318           746,808      1,363,922
                                                                      ------------------   ---------------  -------------

 Cash and cash equivalents, end of the year                           $          598,455   $        80,318   $    746,808
                                                                      ==================   ===============   ============



See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)
                      Consolidated Statements of Cash Flows
                            Years Ended December 31,




                                                                              2004             2003              2002
                                                                              ----             ----              -----
 Supplemental disclosure of cash flow information:

    Cash paid during the year for interest                              $           -      $          -      $       -
                                                                        ================   ===============   =============


 Supplemental disclosure of non-cash investing and financing activities:
    Principal and interest from finance leases
     paid directly to lenders by lessees                                $           -      $       279,009   $  3,920,065
                                                                        ================   ===============   ============
    Rental income from operating leases
     paid directly to lenders by lessees                                $        900,000   $       900,000   $  2,200,000
                                                                        ================   ===============   =============
    Principal and interest on non-recourse financing
    paid directly  to lenders by lessees                                $        900,000   $     1,179,009   $  6,120,065
                                                                        ================   ===============   ============



See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(1)    Organization

     ICON Cash Flow Partners, L.P., Series E (the "Partnership") was formed in November 1991 as a Delaware limited partnership. The Partnership is engaged in one business segment, the business of acquiring equipment subject to leases.

     The principal objective of the Partnership is to obtain the maximum economic return from its investments for the benefit of its partners. To achieve this objective, the Partnership: (i) acquired a diversified portfolio of leases and financing transactions; (ii) made monthly cash distributions to its partners commencing with each partner's admission to the Partnership, continuing through the reinvestment period, which ended on July 31, 1998 (iii) re-invested substantially all undistributed cash from operations and cash from sales of equipment and financing transactions during the reinvestment period; and (iv) is selling the Partnership's investments and is distributing the cash from sales of such investments to its partners during the disposition period.

     The Partnership's reinvestment period ended July 31, 1998 and the Partnership commenced its disposition period. During the disposition period the Partnership is distributing substantially all distributable cash from operations and equipment sales to the partners and will continue the orderly termination of its operations and affairs. The Partnership will not invest in any additional finance or lease transactions during the disposition period.

     The Partnership's maximum offering was $80,000,000. The Partnership commenced business operations on its initial closing date, July 6, 1992, with the admission of 13,574.17 limited partnership units. Between July 7, 1992 and July 31, 1993 (the final closing date), 596,837.34 additional units were admitted bringing the total admissions to 610,411.51 units totaling $61,041,151 in capital contributions. Between 1994 and 2004, the Partnership redeemed 2,556 limited partnership units resulting in 607,855.51 limited partnership units outstanding at December 31, 2004.

     The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut corporation. The General Partner manages and controls the business affairs of the Partnership's equipment leases and financing transactions under the terms of a management agreement with the Partnership. Additionally, the General Partner has a 1% ownership interest in the Partnership.

     Profits, losses, cash distributions and disposition proceeds are allocated 99% to the limited partners and 1% to the General Partner until each limited partner has received cash distributions and disposition proceeds sufficient to reduce its adjusted capital contribution account to zero and receive, in addition, other distributions and allocations which would provide a 10% per annum cumulative return on their outstanding adjusted capital contribution account. After such time, the distributions will be allocated 90% to the limited partners and 10% to the General Partner.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(2)    Summary of Significant Accounting Policies

     Consolidation and Minority Interest

     The consolidated financial statements include the accounts of the Partnership and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Partnership accounts for its interests in minority owned joint ventures under the equity method of accounting. In such cases, the Partnership's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions. In joint ventures where the Partnership's ownership interest is majority owned, minority interest represents the minority venturer's proportionate share of their equity in the joint venture. The minority interest is adjusted for the minority venturer's share of the earnings or loss of the joint venture.

     Cash and Cash Equivalents

     Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less.

     Concentration of Credit Risk

     Concentrations of credit risk with respect to lessees are dispersed across different industry segments within the United States of America and throughout the world; accordingly, the Partnership is exposed to business and economic risk. Although the Partnership does not currently foresee a concentrated credit risk associated with its lessees, lease payments are dependent upon the financial stability of the segments in which they operate.

     Allowance for Doubtful Accounts

     The Partnership estimates collectibility of receivables by analyzing historical bad debts, lessee concentrations and credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. The Partnership records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely.

      Investments in Operating Leases

     Operating leases are stated at cost less accumulated depreciation. Depreciation is being provided using the straight-line method over the term of the related equipment lease to its estimated residual value at lease end. Upon final disposition of the equipment, the cost and related accumulated depreciation will be removed from the accounts and the resulting profit or loss will be reflected in the consolidated statement of operations. Revenues from operating leases are recognized on a straight line basis over the lives of the related leases.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(2)    Summary of Significant Accounting Policies - continued

     Asset Impairments

     The Partnership's asset portfolio is periodically reviewed, at least annually, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. In such circumstances, the Partnership estimates the future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. Future cash flows are the cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. An impairment loss will be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

     The events or changes in circumstances which generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the remaining obligation to the lender and the Partnership's residual position in the asset. Generally in the latter situation, the residual position relates to equipment subject to third party notes payable where the lessee remits their rental payments directly to the lender and we do not recover our residual position until the note payable is repaid in full.

     Equipment Held for Sale

     Equipment held for sale is recorded at the lower of cost or fair value expected to be realized upon sale and consists of equipment previously leased to end users which has been returned to the Partnership following lease expiration.

     Estimated Unguaranteed Residual Values

     The Partnership carries its estimated unguaranteed residual values at the estimated unrecovered cost at lease termination. The value is equal to or less than market value, and is subject to the Partnership's policy relating to impairment review.

     Redemption of Limited Partnership Units

     The Partnership may, at its discretion, redeem units from a limited number of its limited partners, in any one year, as defined in the partnership agreement. The redemption amounts are calculated following the specified redemption formula in accordance with the partnership agreement. Redeemed units have no voting rights and do not share in distributions. Redeemed limited partnership units are accounted for as a deduction from partners' equity.

     Per Unit Data

     Net income (loss) and distributions per unit are based upon the weighted average number of units outstanding during the period.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(2)    Summary of Significant Accounting Policies - continued

     Revenue Recognition

     The Partnership leases equipment to third parties which may be classified as either a finance lease or an operating lease, which is determined based upon the terms of each lease. Initial direct costs are capitalized and amortized over the term of the related lease for a finance lease. For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated.

     For finance leases, the Partnership records, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

     For operating leases, rental income is recognized on the straight line method over the lease term. Billed and uncollected operating lease receivables are included in other assets. Deferred income is the difference between the timing of the cash payments and the income recognized on a straight line basis.

     Fair Value of Financial Instruments

     Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Values of Financial Instruments," requires disclosures about the fair value of financial instruments, except for lease related assets and liabilities. Separate disclosure of fair value information at December 31, 2004 and 2003 with respect to the Partnership's assets and liabilities is not separately provided since (i) SFAS No. 107 does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments, and the recorded value of payables approximates market value. The Partnership's notes payable - non-recourse approximates fair value at December 31, 2004 due to its near term maturity.

     Use of Estimates

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

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(2)    Summary of Significant Accounting Policies - continued

     Recent Accounting Pronouncements

     During December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets--an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in Opinion 29, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS 153 to have an impact on our financial position or results of operations.

     Management does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

     Reclassifications

     Certain reclassifications have been made to the accompanying consolidated financial statements for prior years in order to conform to the current year presentation.

(3)    Joint Ventures

     The Partnership and its affiliates, entities managed and controlled by the General Partner, formed five joint ventures, discussed below, for the purpose of acquiring and managing various assets. The Partnership and these affiliates have substantially identical investment objectives and participate on the same terms and conditions. The Partnership and the other joint venturers have a right of first refusal to purchase the equipment, on a pro-rata basis, if any of the other joint venturers desire to sell their interests in the equipment or joint venture.

     The two joint ventures described below are majority owned and consolidated with the Partnership.

     ICON Cash Flow Partners L.L.C.

     The Partnership and an affiliate, ICON Cash Flow Partners L.P. Six ("L.P. Six"), formed a joint venture, ICON Cash Flow Partners L.L.C. ("ICON LLC") for the purpose of acquiring and managing a McDonnell Douglas MD-83 Aircraft (the "Aircraft"). The Aircraft was leased to Aerovias de Mexico, S.A. de C.V. ("Aeromexico") for $75,000 per month. This lease expired during January 2005. The lessee continues to operate the Aircraft and is making monthly rental payments directly to the non-recourse lender in accordance with the terms of the expired lease. The General Partner is having discussions with the lender to transfer title of the Aircraft to the lender for the outstanding balance of the non-recourse debt. The Partnership and L.P. Six acquired interests of 99% and 1%, respectively, in ICON LLC. The outstanding balance of the non-recourse debt secured by this Aircraft was $9,674,432 at December 31, 2004.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(3)    Joint Ventures - continued

     ICON Receivables 1997-B LLC

     The Partnership and two affiliates, L.P. Six and ICON Cash Flow Partners L.P. Seven ("L.P. Seven"), formed ICON Receivables 1997-B L.L.C. ("1997-B") and contributed or assigned equipment leases, finance receivables and residuals to 1997-B for the purpose of securitizing their cash flow collections. The Partnership, L.P. Six and L.P. Seven each contributed cash, equipment leases and residuals to 1997-B and own 75.00%, 8.33% and 16.67% interests, respectively, in 1997-B. The General Partner expects to liquidate 1997-B during 2005.

     For the year ended December 31, 2004, approximately $912,000 of the Partnership's interest and other income originated from 1997-B, which was the result of revised estimates for certain liabilities relating to previously terminated leases which were deemed to no longer be valid at December 31, 2004.

     For the year ended December 31, 2004, approximately $698,000 of the Partnership's net loss on sales of equipment originated from 1997-B, which was the result of approximately 170 leases that were terminated during 2004.

     The three joint ventures described below are minority owned by the Partnership and are accounted for under the equity method, whereby the Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions of the joint ventures.

     ICON Cash Flow Partners L.L.C. II

     The Partnership and an affiliate, L.P. Six, formed a joint venture, ICON Cash Flow Partners L.L.C. II ("LLC II") for the purpose of acquiring and managing a McDonnell Douglas MD-83 Aircraft (the "Aircraft"). The Aircraft was leased to Aeromexico for $75,000 per month. This lease expired during January 2005. The lessee continues to operate the Aircraft and is making monthly rental payments directly to the non-recourse lender in accordance with the terms of the expired lease. The General Partner is having discussions with the lender to transfer title of the Aircraft to the lender for the non-recourse debt. The Partnership and L.P. Six acquired interests of 1% and 99%, respectively, in LLC II.

     Information as to the financial position and results of operations of ICON LLC II at December 31, 2004 and 2003 and for the years ended December 31, 2004 and 2003 are summarized below:

                                               December 31,
                                          2004              2003
                                      -------------    -------------
  Assets                              $  12,015,524     $ 12,736,517
                                      =============     ============
  Liabilities                         $   9,377,232     $  9,091,902
                                      =============     ============
  Equity                              $   2,638,292     $  3,644,615
                                      =============     ============
  Partnership's share of equity       $      26,383     $     36,446
                                      =============     ============

                                         Years Ended December 31,
                                          2004              2003
                                      -------------     ------------
  Net loss                            $  (1,006,323)    $ (3,173,263)
                                      ==============    ============
  Partnership's share of net loss     $     (10,063)    $    (31,733)
                                      ==============    =============

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(3)    Joint Ventures - continued

     ICON Cash Flow L.L.C. III

     The Partnership and an affiliate, L.P. Seven, formed ICON Cash Flow Partners L.L.C. III, ("LLC III") for the purpose of acquiring and managing a 1976 McDonnell Douglas DC-10-30 (the "Aircraft"). The original lease expired on April 30, 2003. Effective May 1, 2003, the Aircraft was leased to World Airways, Inc. on a "power-by-the-hour" basis until December 31, 2004. Effective September 1, 2004, the lease was modified to a fixed rental of $50,000 per month, plus maintenance reserves, and the lease term has been extended through September 2006. LLC III acquired the Aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and L.P. Seven. The Partnership and L.P. Seven contributed 1% and 99% of the cash required for such acquisition, respectively. LLC III has since fully repaid the non-recourse debt secured by the Aircraft.

     Information as to the financial position and results of operations of ICON LLC III at December 31, 2004 and 2003 and for the years ended December 31, 2004 and 2003 are summarized below:

                                                 December 31,
                                            2004              2003
                                        -------------    -------------
Assets                                  $   1,731,690    $   2,287,230
                                        =============    =============
Liabilities                             $        -       $        -
                                        =============    =============
Equity                                  $   1,731,690    $   2,287,230
                                        =============    =============
Partnership's share of equity           $      17,317    $      22,872
                                        =============    =============

                                             Years Ended December 31,
                                            2004              2003
                                        -------------    -------------
Net loss                                $   (213,893)    $ (2,746,103)
                                        ============     ============
Partnership's share of net loss         $     (2,139)    $     (27,461)
                                        ============     =============
Distributions                           $    341,647     $     304,270
                                        ============     =============
Partnership's share of distributions    $      3,416     $       3,043
                                        ============     =============

     ICON Receivables 1997-A LLC

     The Partnership and three affiliates, ICON Cash Flow Partners, L.P., Series D ("Series D"), L.P. Six and L.P. Seven, contributed and assigned equipment leases, finance receivables and residuals to ICON Receivables 1997-A LLC ("1997-A") for the purpose of securitizing their cash flow collections. At December 31, 2004, the Partnership, Series D, L.P. Six and L.P. Seven own, 31.19%, 17.81%, 31.03%, and 19.97%, respectively, in 1997-A.

     At December 31, 2004, 1997-A's operations have been liquidated as the note holders have been fully repaid for their investment in 1997-A and the remaining receivables relating to the securitizations totaling $345,152, due from an affiliate of the General Partner relating to lease receivables, were written-off as uncollectible. The remaining cash is being reserved to pay for potential property tax; sales tax and other liabilities, if any.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(3)    Joint Ventures - continued

     Information as to the financial position and results of operations of 1997-A at December 31, 2004 and 2003 and for the years ended December 31, 2004 and 2003 are summarized below:

                                            December 31,
                                       2004              2003
                                   -------------    -------------
Assets                             $     107,229    $     810,802
                                   =============    =============
Liabilities                        $      62,005    $     595,106
                                   =============    =============
Equity                             $      45,224    $     215,696
                                   =============    =============
Partnership's share of equity      $      14,105    $      67,276
                                   =============    =============

                                      Years Ended December 31,
                                       2004              2003
                                   -------------    -------------
Net loss                           $   (170,469)    $    (88,676)
                                   =============    =============
Partnership's share of net loss    $    (53,171)    $    (27,658)
                                   =============    =============

(4)    Investments in Operating Leases

     Investments in operating leases, which now consists solely of the aircraft owned by ICON LLC, is summarized as follows at December 31:



                                                           2004             2003              2002
                                                      -------------     -------------    -------------
 Equipment, beginning of year                         $  20,707,984     $  21,554,842    $  21,554,842
 Equipment dispositions                                        -             (846,858)            -
                                                      -------------     -------------    -------------

 Equipment, end of year                                  20,707,984        20,707,984       21,554,842
                                                      -------------     -------------    -------------

 Impairment, beginning of year                          (1,500,000)              -                -
 Impairment loss                                               -          (1,500,000)             -
                                                      -------------     ------------     -------------

 Impairment, end of year                                (1,500,000)       (1,500,000)             -
                                                      ------------      ------------     -------------

 Equipment at cost, end of year                          19,207,984        19,207,984       21,554,842
                                                      -------------     -------------    -------------

 Accumulated depreciation, beginning of year            (8,357,851)       (7,261,999)      (5,708,777)
 Accumulated depreciation on equipment
   dispositions                                                 -            504,014                -
 Depreciation expense                                   (1,199,900)       (1,599,866)      (1,553,222)
                                                      ------------      ------------     ------------
 Accumulated depreciation, end of year                  (9,557,751)       (8,357,851)      (7,261,999)
                                                      ------------      ------------     ------------


 Net investment in operating leases, end of year      $   9,650,233     $  10,850,133    $  14,292,843
                                                      =============     =============    =============


     During 2003 the Partnership recorded an impairment loss relating to the Aeromexico aircraft of $1,500,000. This impairment loss was a result of an appraisal which indicated a lower fair market value at lease termination than initially estimated.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(5)    Allowance for Doubtful Accounts

     The allowance for doubtful accounts relating to the investments in finance lease receivables consisted of the following at December 31:




                                                          2004              2003             2002
                                                     -------------     -------------    -------------
Balance, beginning of year                           $   (578,391)     $   (566,551)    $ (1,888,318)

Reversal of allowance for doubtful accounts                 27,928            2,577        1,400,153
Write offs (recoveries)                                    491,369          (14,417)         (78,386)
                                                     -------------     --------------   -------------

Balance, end of year                                 $     (59,094)    $   (578,391)    $   (566,551)
                                                     =============     ============     ============



     The allowance for doubtful accounts relating to the investments in financings consisted of the following at December 31:



                                         2004             2003              2002
                                    -------------     -------------    -------------
 Balance, beginning of year         $  (1,405,763)    $ (1,403,186)    $  (1,214,557)

 Allowance for doubtful accounts             -              (2,577)         (700,153)
 Write offs                             1,405,763             -              511,524
                                    -------------     ------------     -------------

 Balance, end of year               $        -        $ (1,405,763)    $  (1,403,186)
                                    =============     ============     =============


 (6)   Note Payable - Non Recourse

     At December 31, 2004 and 2003, the Partnership had outstanding notes payable - non-recourse of $9,674,432 and $9,565,050, respectively. The note payable is secured by the Aircraft on lease with Aeromexico, accrues interest at 11.83% per annum and was due during January 2005. As discussed in Note 3, the lender has a security interest in the Aircraft and an assignment of the rental payments under the lease. Rental payments are being made by the lessee directly to the lender on the note payable non-recourse. The General Partner is currently negotiating to transfer title of the Aircraft to the lender in satisfaction of the outstanding balance of the non-recourse debt.

(7) Income Taxes (Unaudited)

     No provision for income taxes has been recorded since the liability for such taxes is that of each of the individual partners rather than the Partnership. The Partnership's income tax returns are subject to examination by the Federal and state taxing authorities, and changes, if any, could adjust the individual income tax of the members.

     At December 31, 2004 and 2003, the partners' equity accounts included in the consolidated financial statements totaled $1,922,834 and $3,764,925, respectively. The partners' equity for Federal income tax purposes at December 31, 2004 and 2003 totaled $1,307,793 and $4,575,065, respectively. The difference arises primarily from sales expenses reported as a reduction in the partners' capital accounts for financial reporting purposes but not for Federal income tax reporting purposes, and differences in direct finance leases, depreciation and amortization, recovery for losses and gain on sales of equipment between financial reporting purposes and Federal income tax purposes.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(7)    Income Taxes (Unaudited) - continued

     The following table reconciles net (loss) income for financial statement reporting purposes to the loss for Federal income tax purposes as follows:




                                                      Years Ended December 31,
                                          ------------------------------------------------
                                               2004             2003              2002
                                          -------------     -------------    -------------
Net (loss) income per
consolidated financial statements         $ (1,539,695)     $  (2,892,420)   $   2,301,648

Differences due to:
  Direct finance leases                       (632,568)           492,161         (141,396)
  Depreciation and amortization                (18,484)         2,608,644         (841,698)
  Recovery for losses                              -           (1,814,907)        (700,000)
  Gain on sales of equipment                 1,377,847            341,527            3,872
  Other                                     (2,151,976)           554,888       (1,767,921)
                                          -------------     -------------    ------------

Net loss for Federal income tax purposes  $ (2,964,876)     $   (710,107)    $  (1,145,495)
                                          =============     =============    =============



(8)      Transactions with Related Parties

     In accordance with the terms of the management agreement between the Partnership and the General Partner, the Partnership pays the General Partner management fees ranging from 1% to 7% based on a percentage of the rentals received either directly by the Partnership or through joint ventures. In addition, the General Partner is reimbursed for administrative expenses incurred in connection with the Partnership's operations.

     Fees and other expenses paid to the General Partner or its affiliates and charged to operations for the years ended December 31, 2004, 2003 and 2002, respectively, were as follows:


                                                  Years Ended December 31,
                                      ------------------------------------------------
                                           2004             2003              2002
                                      -------------     -------------    -------------
Management fees                       $      70,427     $     208,593    $     354,788
Administrative expense reimbursements        32,923           128,341          194,272
                                      -------------     -------------    -------------

   Total                              $     103,350     $     336,934    $     549,060
                                      =============     =============    =============



     At December 31, 2004, the Partnership had a net payable due to affiliates of $4,715, of which $4,685 was owed the General Partner for administrative expense reimbursements. At December 31, 2003 amounts due to General Partner and affiliates of $594,982 consisted of approximately $43,000 due to the General Partner for management fees and administrative expense reimbursements and approximately $552,000 due to affiliates that relates to rents received on behalf of such affiliates.

(9)    Concentration Risks

     The Partnership's cash and cash equivalents are held principally at one financial institution and at times may exceed insured limits. The Partnership has placed these funds in a high quality institution in order to minimize its risk.

     For the years ended December 31, 2004, 2003 and 2002 the Partnership's lease with Aeromexico represents approximately 95%, 83% and 86%, respectively, of the Partnership's rental income.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2004 and 2003

(10) Selected Quarterly Financial Data (Unaudited)

     The following table is a summary of selected financial data, by quarter, for the years ended December 31, 2004 and 2003:

                                                                 Quarters Ended in 2004
                                                --------------------------------------------------------
                                              March 31,          June 30,     September 30,  December 31,
                                              ---------          --------     -------------  -----------

 Revenue                                   $      450,994      $   (358,884)  $     873,306     $   183,387
                                           ==============      =============  =============     ===========
 Net loss allocable to limited partners    $     (385,875)     $   (898,993)  $     (65,634)    $  (173,796)
                                           ==============      =============  =============     ===========
 Net loss per weighted average
   limited partnership unit                $        (0.63)     $      (1.48)  $      (0.11)     $     (0.29)
                                           ==============      =============  =============     ===========



                                                                    Quarters Ended in 2003
                                                        ---------------------------------------------------
                                                         March 31,    June 30, September 30,   December 31,
                                                         --------     -------  ------------    ------------

 Revenue                                              $1,051,615   $  365,481   $ 343,652       $   411,517
                                                      ===========  ==========   =========       ===========
 Net income (loss) allocable to limited partners      $   14,052   $ (505,165)  $(469,935)      $(1,902,448)
                                                      ==========   ==========   =========       ===========
 Net income (loss) per weighted average
   limited partnership unit                           $     0.02  $     (0.82)  $   (0.77)      $     (3.14)
                                                      ==========  ===========   ==========      ===========

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         During the year ended December 31, 2004 we had no disagreements with our accountants on any matters of accounting or financial reporting.

Item 9A. Controls and Procedures

     We carried out an evaluation, under the supervision and with the participation of management of ICON Capital Corp., our General Partner, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon the evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were effective.

     There were no significant changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

         Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant's General Partner

     The General Partner, a Connecticut corporation, was formed in 1985. The General Partner's principal offices are located at 100 Fifth Avenue, 10th Floor, New York, New York 10011, and its telephone number is (212) 418-4700. The officers of the General Partner have extensive experience with transactions involving the acquisition, leasing, financing and disposition of equipment, including acquiring and disposing of equipment subject to leases and full financing transactions.

     The manager of our business is the General Partner. The General Partner is engaged in a broad range of equipment leasing and financing activities. Through its sales representatives and through various broker relationships throughout the United States, the General Partner offers a broad range of equipment leasing services.

     The General Partner performs certain functions relating to the management of our equipment. Such services include the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

    Our officers and directors are:

 Beaufort J.B. Clarke  Chairman, Chief Executive Officer and Director
 Paul B. Weiss         President and Director
 Thomas W. Martin      Executive Vice President, Chief Financial Officer and
                       Director
 Michael A. Reisner    Senior Vice President and General Counsel
 Sean E. Hoel          Senior Vice President

     Beaufort J. B. Clarke, 58, has been our Chairman, Chief Executive Officer and Director since August of 1996. He was our President from August of 1996 until December 31, 1998. Prior to his present positions, Mr. Clarke was founder, President and Chief Executive Officer of Griffin Equity Partners, Inc. (a purchaser of equipment leasing portfolios) from October 1993 through August 1996. Prior to that, Mr. Clarke was President of Gemini Financial Holdings, Inc. (an equipment leasing company) from June 1990 through September 1993. Previously, Mr. Clarke was a Vice President of AT&T Systems Leasing. Mr. Clarke formerly was an attorney with Shearman and Sterling. Mr. Clarke received a B.A. degree from the George Washington University and a J.D. degree from the University of South Carolina. Mr. Clarke has been in the equipment leasing business, as a business person and lawyer, since 1979.

     Paul B. Weiss, 44, has been our President and Director since January 1, 1999. Mr. Weiss was our Director and Executive Vice President responsible for lease acquisitions from November of 1996 until December 31, 1998. Mr. Weiss served as Executive Vice President and co-founder of Griffin Equity Partners, Inc. from October of 1993 through November of 1996. Prior to that, Mr. Weiss was Senior Vice President of Gemini Financial Holdings, Inc. from 1991 to 1993 and Vice President of Pegasus Capital Corporation (an equipment leasing company) from 1988 through 1991. Mr. Weiss received a B.A. in Economics from Connecticut College. Mr. Weiss has been in the equipment leasing business since 1988.

     Thomas W. Martin, 51, has been our Executive Vice President, Chief Financial Officer and Director (and Director, President and Chief Financial Officer of the dealer-manager as well) since August of 1996. Mr. Martin was the Executive Vice President, Chief Financial Officer and a co-founder of Griffin Equity Partners, Inc. from October 1993 to August 1996. Prior to that, Mr. Martin was Senior Vice President of Gemini Financial Holdings, Inc. from April 1992 to October 1993 and he held the position of Vice President at Chancellor Corporation (an equipment leasing company) for 7 years. Mr. Martin received a B.S. degree from the University of New Hampshire. Mr. Martin has been in the equipment leasing business since 1983.

     Michael A. Reisner, Esq., 34, has been our Senior Vice President and General Counsel since January 2004. Mr. Reisner was our Vice President and Associate General Counsel from March 2001 until December 2003. Previously, from 1996 to 2001, Mr. Reisner was an attorney with Brodsky Altman & McMahon, LLP in New York, concentrating on commercial transactions. Mr. Reisner received a J.D. from New York Law School and a B.A. from the University of Vermont.

     Sean E. Hoel, 35, has been our Senior Vice President since June 1999. Mr. Hoel is responsible for the acquisition of equipment subject to lease. Mr. Hoel has a Masters Degree in Finance from Seattle University, preceded by Law School at the University of Oslo, a B.A. in Finance at the University of Wyoming, as well as three years of military service as a naval officer.

     Code of Ethics

     The General Partner, on our behalf, has adopted a code of ethics for its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Ethics is available free of charge by requesting it in writing from our General Partner. The General Partner's address is 100 Fifth Avenue, 10th Floor, New York, New York 10011.

Item 11. Executive Compensation

     We have no directors or officers. The General Partner and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December 31, 2004, 2003 and 2002.



        Entity               Capacity            Compensation            2004           2003       2002
----------------------  ------------------  ------------------------  -----------  -----------  -----------
ICON Capital Corp.      General Partner     Management fees           $    70,427  $   208,593  $   354,788
                                                                      ===========  ===========  ===========
ICON Capital Corp.      General Partner     Administrative fees       $    32,923  $   128,341  $   194,272
                                                                      ===========  ===========  ===========


     The General Partner also has a 1% interest in our profits and distributions. We paid distributions to the General Partner of $3,024, $16,383 and $26,202, respectively, for the years ended December 31, 2004, 2003 and 2002. Additionally, the General Partner's interest in our net (loss) income was $(15,397), $(28,924) and $23,016, respectively, for the years ended December 31, 2004, 2003 and 2002. During March 2005, we paid a distribution to our General Partner of $5,050.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     (a) We are a limited partnership and therefore do not have voting shares of stock. No person of record owns, or is known by us to own beneficially, more than 5% of any class of our securities.

     (b) As of March 31, 2005, Directors and Officers of the General Partner do not own any of our equity securities.

     (c) The General Partner owns our equity securities, as follows; a General Partner Interest which represents initially a 1% and potentially a 10% interest in our income, gain and losses. The General Partner owns 100% of the General Partner Interest.

Item 13. Certain Relationships and Related Transactions

     See Item 11 for a discussion of our related party transactions. See Notes 3 and 7 to our consolidated financial statements for a discussion of our related party activity and investments in joint ventures.

Item 14. Principal Accountant Fees and Services

     During the years ended December 31, 2004 and 2003 our auditors provided audit services relating to our annual report on Form 10-K and our quarterly reports on Form 10-Q. Additionally, our auditors provided other services in the form of tax compliance work. Their fees are shown in the table below:

                                    2004              2003
                                -------------    -------------
  Audit fees                    $      27,000    $      24,000
  Audit related fees                     -                -
  Tax fees (for compliance)            17,900            1,000
                                -------------    -------------

                                $      44,900    $      25,000
                                =============    =============

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) 1. Financial Statements - See Part II, Item 8 hereof.

2. Financial  Statement  Schedules - None.

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

(iii) Amended and Restated Agreement of Limited Partnership (Incorporated herein by reference to Exhibit A to Amendment No. 2 to Form S-1 Registration Statement No. 33-44413 filed with the Securities and Exchange Commission on June 4, 1992)

(iv) Unconsolidated Joint Venture Financial Statements ICON Receivables 1997-A LLC - at and for the year ended December 31, 2002 incorporated herein by reference to the Form 10-K No. 33-44413.

(v) On December 31, 2004, Jeremiah Silkowski, resigned from his position of Senior Vice President of ICON Capital Corp., the Company's general partner, so that he may pursue other opportunities (incorporated by reference to Current Report on Form 8-K, dated January 6, 2005).

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. ICON Cash Flow Partners, L.P., Series E File No. 33-44413 (Registrant) By its General Partner, ICON Capital Corp.

Date:    April 22, 2005      /s/ Beaufort J.B. Clarke
                             Beaufort J.B. Clarke
                             Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated. ICON Capital Corp. sole General Partner of the Registrant


Date:    April 22, 2005     /s/ Beaufort J.B. Clarke
                            Beaufort J.B. Clarke
                            Chairman, Chief Executive Officer and Director


Date:    April 22, 2005     /s/ Paul B. Weiss
                            Paul B. Weiss
                            President and Director


Date:    April 22, 2005     /s/ Thomas W. Martin
                            Thomas W. Martin
                            Executive Vice President and Director
                           (Principal Financial and Accounting Officer)

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the Corporate Manager (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control, are reasonably likely to materially affect the Partnership's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Dated: April 22, 2005

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the Corporate Manager (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control, are reasonably likely to materially affect the Partnership's ability to record, process, summarize and report financial information and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Dated:
April 22, 2005


/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer)
ICON Capital Corp.
Manager of ICON Cash Flow Partners, L.P., Series E

Exhibit 32.1

Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp, the General Partner, in connection with the Annual Report of ICON Cash Flow Partners, L.P., Series E (the "Partnership") on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report") certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

     (1) the Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

     (2) the information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Dated: April 22, 2005

/s/ Beaufort J.B. Clarke
------------------------------------------------------
Beaufort J.B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
Manager of ICON Cash Flow Partners, L.P., Series E

Exhibit 32.2

Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp, the General Partner, in connection with the Annual Report of ICON Cash Flow Partners, L.P., Series E (the "Partnership") on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report") certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

     (1) the Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

     (2) the information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Dated: April 22, 2005

/s/ Thomas W. Martin
-------------------------------------------------------
Thomas W. Martin
Executive Vice President (Principal
Financial and Accounting Officer)
ICON Capital Corp.
Manager of ICON Cash Flow Partners, L.P., Series E