Form 10-Q
period 2005-03-31
ICON CASH FLOW PARTNERS L P SERIES E
filed 2005-06-29
CIK 881788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended                       March 31, 2005
                       ---------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

transition period from ___________________________ to __________________________


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

                                 (212) 418-4700
               Registrant's telephone number, including area code


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

                     ICON Cash Flow Partners, L.P., Series E
                                      Index


PART I - FINANCIAL INFORMATION



Item 1.  Consolidated Financial Statements

    Consolidated Balance Sheets at March 31, 2005 (Unaudited)
      and December 31, 2004                                                                   3-4

    Consolidated Statements of Operations for the three months ended
      March 31, 2005 and 2004 (Unaudited)                                                       5

    Consolidated Statement of Changes in Partners' Equity for the three
      months ended March 31, 2005 (Unaudited)                                                   6

    Consolidated Statements of Cash Flows for the three months ended March
      31, 2005 and 2004 (Unaudited)                                                           7-8

    Notes to Consolidated Financial Statements (Unaudited)                                   9-13

Item 2.  General Partner's Discussion and Analysis of Financial Condition and
  Results of Operations                                                                     14-21

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                            21

Item 4.  Controls and Procedures                                                            21-22

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                     22

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                           22

Item 3.  Defaults Upon Senior Securities                                                       22

Item 4.  Submission of Matters to a Vote of Security Holders                                   22

Item 5.  Other Information                                                                     22

Item 6.  Exhibits                                                                              22

Signatures                                                                                     23

  Certifications                                                                            24-27


                         PART I - FINANCIAL INFORMATION

                    Item 1. Consolidated Financial Statements


                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)
                           Consolidated Balance Sheets

                                     ASSETS


                                             (Unaudited)
                                               March 31,         December 31,
                                                 2005               2004
                                                 ----               ----


 Cash and cash equivalents                    $     272,339    $     598,455
                                              -------------    -------------

 Investments in finance leases:
    Minimum rents receivable                        372,500          617,849
    Estimated unguaranteed residual values            3,155           55,813
    Unearned income                                  (6,770)         (10,437)
    Allowance for doubtful accounts                      -           (59,094)
                                              -------------    -------------

      Net investments in finance leases             368,885          604,131
                                              -------------    -------------

 Investments in operating leases:
    Equipment, at cost                           19,207,984       19,207,984
    Accumulated depreciation                     (9,557,751)      (9,557,751)
                                              -------------    -------------

      Net investments in operating leases         9,650,233        9,650,233
                                              -------------    -------------

 Equipment held for sale, net                       850,158          852,283
 Investments in joint ventures                       52,339           57,805
                                              -------------    -------------

      Total assets                            $  11,193,954    $  11,762,907
                                              =============    =============

See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)
                           Consolidated Balance Sheets

                        LIABILITIES AND PARTNERS' EQUITY




                                                            (Unaudited)
                                                             March 31,      December 31,
                                                               2005             2004
                                                               ----             ---

 Notes and accrued interest payable - non-recourse         $   9,733,264   $   9,674,432
 Security deposits, deferred credits and other payables           27,793         135,917
 Due to affiliates, net                                            4,859           4,715
 Minority interest                                                24,421          25,009
                                                           -------------   -------------

    Total liabilities                                          9,790,337       9,840,073
                                                           -------------   -------------

 Commitments and Contingencies

 Partners' equity:
  General Partner                                               (505,689)       (500,496)
  Limited Partners (607,855.51 units outstanding,
     $100 per unit original issue price)                       1,909,306       2,423,330
                                                           -------------   -------------

    Total partners' equity                                     1,403,617       1,922,834
                                                           -------------   --------------

    Total liabilities and partners' equity                 $  11,193,954   $  11,762,907
                                                           =============   =============


See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)
                      Consolidated Statements of Operations
                          Three Months Ended March 31,
                                   (Unaudited)


                                                  2005           2004
                                                  ----           ----

 Revenue:
    Rental income                             $   243,717  $     236,454
    Finance income                                  3,666         20,558
    Net gain on sales of equipment                 80,199        205,400
    Loss from investments in joint ventures        (4,716)       (14,611)
    Interest income and other                       2,100          3,193
                                              -----------  -------------

      Total revenue                               324,966        450,994
                                              -----------  -------------

 Expenses:
    Depreciation                                       -         399,967
    Interest                                      283,857        313,237
    General and administrative                     32,333         48,312
    Management fees - General Partner              16,828         22,893
    Administrative expense reimbursements -
      General Partner                               6,731          9,190
    Amortization of initial direct costs               -             412
    Minority interest                                (588)        46,756
                                              -----------  -------------

      Total expenses                              339,161        840,767
                                              -----------  -------------

 Net loss                                     $   (14,195) $    (389,773)
                                              ===========  =============

 Net loss allocable to:
    Limited partners                          $   (14,053) $    (385,875)
    General Partner                                  (142)        (3,898)
                                              -----------  -------------

                                              $   (14,195) $    (389,773)
                                              ===========  =============

 Weighted average number of
  limited partnership units outstanding           607,856        607,856
                                              ===========  =============

 Net loss per weighted average
  limited partnership unit                    $     (0.02) $       (0.63)
                                              ===========  =============

See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)
              Consolidated Statement of Changes in Partners' Equity
                        Three Months Ended March 31, 2005
                                   (Unaudited)



                                  Limited Partner Distributions
                                   (Per weighted average unit)                                       Total
                                     Return of  Investment       Limited         General            Partners'
                                      Capital    Income         Partners         Partner             Equity
                                      ------     ------         --------         -------             ------


Balance, January 1, 2005                                   $     2,423,330    $      (500,496)    $    1,922,834

 Cash distributions to partners         $0.82    $   -            (499,971)            (5,051)          (505,022)
 Net loss                                                          (14,053)              (142)           (14,195)
                                                           ---------------    ---------------     --------------

Balance, March 31, 2005                                    $     1,909,306    $      (505,689)    $    1,403,617
                                                           ===============    ===============     ==============



See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)
                      Consolidated Statements of Cash Flows
                          Three Months Ended March 31,
                                   (Unaudited)


                                                                              2005            2004
                                                                              ----            ----

 Cash flows from operating activities:
    Net loss                                                            $    (14,195)   $   (389,773)
    Adjustments to reconcile net loss to
      net cash provided by operating activities:
        Rental income paid directly to lenders by lessees                   (225,000)       (225,000)
        Interest expense on non-recourse financing
          paid directly to lenders by lessees                                225,000         225,000
        Depreciation                                                              -          399,967
        Amortization of initial direct costs                                      -              412
        Net gain on sales of equipment                                       (80,199)       (205,400)
        Loss from investments in joint ventures                                4,716          14,611
        Non-cash portion of interest income and other                         (2,914)             -
        Minority interest                                                       (588)         46,756
      Changes in operating assets and liabilities:
        Collection of principal - non-financed receivables                   182,584         193,483
        Accrued interest payable                                              58,857          85,958
        Security deposits, deferred credits and other payables               (12,467)         37,728
        Deferred rental income                                                    -           95,706
        Due to affiliates, net                                                   144         (43,706)
                                                                       -------------    -------------

 Net cash provided by operating activities                                   135,938         235,742
                                                                        ------------    ------------

 Cash flows from investing activities:
    Proceeds from sales of equipment                                          42,243         206,128
    Distributions received from joint ventures                                   750             709
    Distributions to minority interest holders                                    -          (51,532)
                                                                        -----------     -------------

 Net cash provided by investing activities                                    42,993         155,305
                                                                        ------------    ------------

 Cash flows from financing activities:
    Principal payments on non-recourse debt                                      (25)        (41,617)
    Cash distributions to partners                                          (505,022)       (141,734)
                                                                        -------------   -------------

 Net cash used in financing activities                                      (505,047)       (183,351)
                                                                        -------------   -------------

 Net (decrease) increase in cash and cash equivalents                       (326,116)        207,696
 Cash and cash equivalents, beginning of the period                          598,455          80,318
                                                                        ------------    ------------

 Cash and cash equivalents, end of the period                           $    272,339    $    288,014
                                                                        ============    ============

See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)
                      Consolidated Statements of Cash Flows
                          Three Months Ended March 31,
                                   (Unaudited)

                                                                                     2005          2004
                                                                                     ----          ----

 Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                     $     -      $      -
                                                                                 ==========   ===========


 Supplemental disclosure of non-cash investing and financing activities:
    Rental income from operating lease paid directly to lender by lessee         $  225,000   $   225,000
                                                                                 ==========   ===========
    Principal and interest on non-recourse financing paid directly
      to lender by lessee                                                        $  225,000   $   225,000
                                                                                 ==========   ===========

See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                   Notes To Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)

(1)    Basis of Presentation and Consolidation

     The accompanying consolidated financial statements of ICON Cash Flow Partners, L.P., Series E (the "Partnership") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements should be read together with the consolidated financial statements and notes included in the
Partnership's 2004 Annual Report on Form 10-K. The results for the interim period are not necessarily indicative of the results for the full year.

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

     Certain reclassifications have been made to the accompanying consolidated financial statements for the three months ended March 31, 2004 in order to conform to the current period presentation.

(2)    Organization

     The Partnership was formed in November 1991 as a Delaware limited partnership. The Partnership is engaged in one business segment, the business of acquiring equipment subject to leases. The Partnership is currently in the process of selling its remaining assets in the ordinary course of business, a time frame called the disposition period.

     The Partnership's reinvestment period ended July 31, 1998 and the Partnership commenced its disposition period. During the disposition period, the Partnership is distributing substantially all distributable cash from operations and equipment sales to the partners and will continue the orderly termination of its operations and affairs. The Partnership will not invest in any additional finance or lease transactions during the disposition period.

     The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut corporation. The General Partner manages and controls the business affairs of the Partnership's equipment leases and financing transactions under the terms of a management agreement with the Partnership. Additionally, the General Partner has a 1% ownership interest in the Partnership.

                     ICON Cash Flow Partners, L.P., Series E
                   Notes To Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)

(2)    Organization - continued

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

(3)    Joint Ventures

     The Partnership and its affiliates, entities managed and controlled by the General Partner, formed five joint ventures, discussed below, for the purpose of acquiring and managing various assets. The Partnership and these affiliates have substantially identical investment objectives and participate on the same terms and conditions. The Partnership and the other affiliated members of the joint ventures have a right of first refusal to purchase the equipment, on a pro-rata basis, if any of the other members desire to sell their interests in the equipment or joint venture.

     The two joint ventures described below are majority owned and consolidated with the Partnership.

     ICON Cash Flow Partners L.L.C.

     The Partnership and an affiliate, ICON Cash Flow Partners L.P. Six ("L.P. Six"), formed a joint venture, ICON Cash Flow Partners L.L.C. ("ICON LLC") for the purpose of acquiring and managing a McDonnell Douglas MD-83 Aircraft (the "LLC Aircraft"). The Partnership and L.P. Six acquired interests of 99% and 1%, respectively, in ICON LLC. The LLC Aircraft was leased to Aerovias de Mexico, S.A. de C.V. ("Aeromexico") for $75,000 per month. This lease expired during January 2005. The non-recourse debt was due at the time the lease expired, with a required balloon payment of approximately $9,600,000, which was not paid. The lessee continued to operate the LLC Aircraft and was making monthly rental payments directly to the non-recourse lender in accordance with the terms of the expired lease. The outstanding balance of the non-recourse debt secured by the LLC Aircraft was $9,733,264 at March 31, 2005. On June 14, 2005, ICON LLC sold the LLC Aircraft to FINOVA Capital Corporation (FINOVA) in exchange for the outstanding balance of non-recourse debt owed to FINOVA. The gain on this sale was approximately $180,000 of which the Partnership's portion is approximately $178,000.

     ICON Receivables 1997-B LLC

     The Partnership and two affiliates, L.P. Six and ICON Cash Flow Partners L.P. Seven ("L.P. Seven"), formed ICON Receivables 1997-B L.L.C. ("1997-B") and contributed or assigned cash, equipment leases, finance receivables and residuals to 1997-B for the purpose of securitizing their cash flow collections and own 75.00%, 8.33% and 16.67% interests, respectively, in 1997-B. The General Partner is in the process of liquidating 1997-B.

     The three joint ventures described below are minority owned by the Partnership and are accounted for under the equity method.

                     ICON Cash Flow Partners, L.P., Series E
                   Notes To Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)

(3)    Joint Ventures - continued

     ICON Cash Flow Partners L.L.C. II

     The Partnership and an affiliate, L.P. Six, formed a joint venture, ICON Cash Flow Partners L.L.C. II ("LLC II") for the purpose of acquiring and managing a McDonnell Douglas MD-83 Aircraft (the "LLC II Aircraft"). The Partnership and L.P. Six acquired interests of 1% and 99%, respectively, in LLC
II. The LLC II Aircraft was leased to Aeromexico for $75,000 per month. This lease expired during January 2005. The lessee continues to operate the LLC II Aircraft and is making monthly rental payments directly to the non-recourse lender in accordance with the terms of the expired lease. The General Partner is having discussions with the lender to transfer title of the LLC II Aircraft to the lender for the outstanding balance of the non-recourse debt.

     Information as to the unaudited results of operations of LLC II is summarized below:

                                                       Three Months Ended
                                                          March 31,
                                                      2005              2004
                                                 -------------    -------------
         Net loss                                $     (56,835)   $   (503,404)
                                                 ==============    ============
         Partnership's share of net loss         $        (568)   $     (5,034)
                                                 ==============  ==============

     ICON Cash Flow L.L.C. III

     The Partnership and an affiliate, L.P. Seven, formed ICON Cash Flow Partners L.L.C. III ("LLC III") for the purpose of acquiring and managing a 1976 McDonnell Douglas DC-10-30 (the "LLC III Aircraft"). The LLC III Aircraft is leased to World Airways, Inc. Effective September 1, 2004, the lease was modified to a fixed rental of $50,000 per month plus maintenance reserves and the term has been extended through September 2006. LLC III acquired the LLC III Aircraft by assuming non-recourse debt and utilizing contributions received from the Partnership and L.P. Seven. The Partnership and L.P. Seven contributed 1% and 99%, respectively of the cash required for such acquisition. LLC III has since fully repaid the non-recourse debt secured by the LLC III Aircraft.

     Information as to the unaudited results of operations of LLC III is summarized below:

                                                       Three Months Ended
                                                           March 31,
                                                     2005              2004
                                                 -------------    -------------
         Net loss                                $     (63,885)   $     (67,941)
                                                 =============    =============
         Partnership's share of net loss         $        (638)   $        (679)
                                                 =============    =============
         Distributions                           $      75,000    $      70,944
                                                 =============    =============
         Partnership's share of distributions    $         750    $         709
                                                 =============    =============

                     ICON Cash Flow Partners, L.P., Series E
                   Notes To Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)

(3)    Joint Ventures - continued

     ICON Receivables 1997-A L.L.C.

     The Partnership and three affiliates, ICON Cash Flow Partners, L.P., Series D ("Series D"), L.P. Six and L.P. Seven, contributed and assigned equipment leases, finance receivables and residuals to ICON Receivables 1997-A LLC ("1997-A") for the purpose of securitizing their cash flow collections. At March 31, 2005, the Partnership, Series D, L.P. Six and L.P. Seven own 31.19%, 17.81%, 31.03%, and 19.97% interests, respectively, in 1997-A. The General Partner is in the process of liquidating 1997-A.

     Information as to the unaudited results of operations of 1997-A is summarized below:

                                                  Three Months Ended
                                                      March 31,
                                               2005              2004
                                           -------------    -------------
         Net loss                          $     (11,256)   $     (28,530)
                                           =============    =============
         Partnership's share of net loss   $      (3,510)   $      (8,898)
                                           ==============   ==============

(4)    Related Party Transactions

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

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the three months ended March 31, 2005 and 2004, respectively, were as follows:

                                                     2005              2004
                                                 -------------    -------------
         Management fees                         $      16,828    $      22,893
         Administrative expense reimbursements           6,731            9,190
                                                 -------------    -------------

            Total                                $      23,559    $      32,083
                                                 =============    =============

     At March 31, 2005, the Partnership had a net payable due to affiliates of $4,859, of which $4,685 was owed the General Partner for administrative expense reimbursements.

                     ICON Cash Flow Partners, L.P., Series E
                   Notes To Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)

(5)    Recent Accounting Pronouncements

     On June 1, 2005 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 154 "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes" ("APB 20") and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The Partnership does not expect the adoption of SFAS 154 to have an impact on its consolidated financial position or results of operations.

     Management does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The following is a discussion of our results of operations and current financial position. This discussion should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2004.

     As used in this quarterly report on Form 10-Q, references to "we," "us," "our" or similar terms include ICON Cash Flow Partners, L.P., Series E and its consolidated subsidiaries.

     Forward-Looking Information - Certain statements within this Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and similar expressions. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. We believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any such forward-looking statements are subject to risks and uncertainties and our future results of operations could differ materially from historical results or current expectations. Some of these risks are discussed in this report, and include, without limitation, fluctuations in oil and gas prices; level of fleet additions by competitors and industry overcapacity; changing customer demands for aircraft; acts of terrorism; unsettled political conditions, war, civil unrest and governmental actions, and environmental and labor laws. Our actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which may be beyond our control, including, without limitation:

o    changes in our industry, interest rates or the general economy;

o    the degree and nature of our competition;

o    availability of qualified personnel;

o cash flows from operating activities may be less than our current level of expenses and debt obligations;

o    the financial condition of lessees; and

o    lessee defaults.

     Business Overview

     We are an equipment leasing business formed on November 7, 1991, which began active operations in July 6, 1992. We primarily engage in the business of acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. Some of our equipment leases were acquired for cash and provided current cash flow, which we refer to as "income" leases. The majority of the purchase price of our other equipment leases was financed, so these leases generated little or no current cash flow because substantially all of the rental payments received from a lessee were paid to a lender. For these "growth" leases, we anticipate that the future value of the leased equipment will exceed the cash portion of the purchase price paid for the equipment.

     We invested most of the net proceeds from our offering in items of equipment subject to a lease. After the net offering proceeds were invested, additional investments were made with the cash generated from our initial investments to the extent that cash was not needed for expenses, reserves and distributions to investors. The investment in additional equipment in this manner is called "reinvestment." After the "reinvestment period," we began selling our assets in the ordinary course of business during a time frame called the "disposition period." If we believe it would benefit investors to reinvest our cash flow in equipment during the disposition period, we may do so, but we will not incur any additional fees to the General Partner in connection with such reinvestments. Since July 31, 1998, we have been in our disposition period, wherein we are seeking to sell our assets in the ordinary course of business.

     Substantially all of our recurring operating cash flows are generated from the operations of the single-investor leases in our portfolio. On a monthly basis, we deduct the expenses related to the recurring operations of the portfolio from such revenues and assess the amount of the remaining cash flows that will be required to fund known re-leasing or disposition costs and equipment management costs. Any residual operating cash flows are considered available for distribution to the partners.

     Our current portfolio, which we own directly or through joint venture investments with affiliates, consists primarily of the following:

     Air Transportation Industry:

     We have a 99% interest in one McDonnell Douglas MD-83 aircraft subject to a lease with Aerovias de Mexico, S.A. de C.V. ("Aeromexico"). The base term of the lease with Aeromexico expired in January 2005, but was continuing on a month-to-month basis in accordance with the terms of the lease. On June 14, 2005, the aircraft was sold to FINOVA Capital Corporation (FINOVA) in exchange for the outstanding balance of non-recourse debt owed to FINOVA. The gain on this sale was approximately $180,000 of which our portion is approximately
$178,000. Our contribution to the original purchase price was approximately $4,027,000 of cash and the assumption of approximately $16,244,000 of non-recourse debt.

     We currently own rotables for Boeing 737 and Airbus A310 aircraft. Aircraft rotables are replacement spare parts that are held in inventory by an airline. The A310 rotables can be used on either A310-200s or A310-300s which are being used by over 60 operators world-wide. These rotables were formerly on lease to Sabena Technics and are currently off lease and in the process of being remarketed. We originally purchased the equipment for approximately $1,600,000 in cash.

     Chemical Industry:

     We have a 25% interest in a sodium chlorate production facility subject to lease with EKA Chemicals, Inc. We expect to receive two more semi-annual rental payments during July 2005 and January 2006 for a total of $372,500. The lease will expire on July 2006, at which time title in the equipment will pass to EKA Chemicals, Inc. for a one dollar buy out. Our contribution to the purchase price was approximately $1,403,000 in cash and the assumption of approximately $526,000 of non-recourse debt.

     2005 Portfolio Activity:

     McDonnell Douglas MD-83 Aircraft

     The McDonnell Douglas MD-83 aircraft leased to Aeromexico expired during January 2005. At that time the non recourse debt was due with a final balloon payment of approximately $9,600,000. We did not make the final balloon payment as scheduled and the debt continued to accrue interest at a rate of 11.83% per year. The lender has a security interest in the aircraft and an assignment of the rental payments under the lease. Rental payments continued to be made and were being paid by the lessee directly to the lender. On June 14, 2005, the aircraft was sold to FINOVA Capital Corporation (FINOVA) in exchange for the outstanding balance of non-recourse debt owed to FINOVA.

     Economic and Industry Factors

     Our results of operations continue to be impacted by a number of factors influencing the United States of America's economy as well as the equipment leasing industry, some of which are discussed below.

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

     Chemical Manufacturing Industry

     EKA Chemicals, Inc. is the world's largest producer of sodium chlorate, which is an integral part of the bleaching process for wood pulp. EKA has nine manufacturing plants throughout the United States of America as well as plants in Brazil, Canada, Chile, Finland, France, Norway and Sweden. In general, the industries that use wood pulp, paper, paperboard and pulp products are expecting the first half of 2005 to be positive and demand for these products to remain strong throughout 2005.

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

     Our General Partner has an Investment Committee that approves each new equipment acquisition. As part of the Committee's process, it determines the residual value to be used once the acquisition has been approved. The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment being considered, how the equipment is integrated into the potential lessees business, the length of the lease and industry in which the potential lessee operates. Residual values are reviewed for potential impairment in accordance with our policy to review all significant assets in our portfolio.

     Asset Impairments

     The significant assets in our portfolio are periodically reviewed, at least annually, by management, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Management uses qualified third party appraisers to assist in the review process. An impairment loss will be recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. In such circumstances, we will estimate the future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future cash outflows expected to be necessary to obtain those inflows. An impairment loss will be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

     The events or changes in circumstances which generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than our carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the remaining obligation to the lender and our residual position in the asset. Generally, in the latter situation, the residual position relates to equipment subject to third party notes payable where the lessee remits their rental payments directly to the lender and we do not recover our residual position until the note payable is repaid in full.

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

     New Accounting Pronouncements

     On June 1, 2005 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 154 "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes" ("APB 20") and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.

     Management does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

     Results of Operations for the Three Months Ended March 31, 2005 (the "2005 Quarter") and 2004 (the "2004 Quarter")

     Since July 31, 1998, we have been in our disposition period and are in the process of selling our assets in the ordinary course of business. At March 31, 2005, we have few remaining assets. As such, rental income and finance income will decrease over time as will expenses related to our assets, such as depreciation. Additionally, interest expense should decrease as we reach the expiration of leases that were financed and we fully repay the debt. Since we are in the process of selling our remaining assets, we will be recording gains and losses on the sales of equipment.

     Revenue for the 2005 Quarter and the 2004 Quarter are summarized as follows:

                                                     Three Months Ended March 31,
                                             ------------------------------------------
                                                 2005          2004          Change
                                                 ----          ----          -------

 Total revenue                               $   324,966   $   450,994   $   (126,028)
                                             ===========   ===========   ============

 Rental income                               $   243,717   $   236,454   $      7,263
 Finance income                              $     3,666   $    20,558   $    (16,892)
 Net gain on sales of equipment              $    80,199   $   205,400   $   (125,201)
 Loss from investments in joint ventures     $    (4,716)  $   (14,611)  $      9,895
 Interest income and other                   $     2,100   $     3,193   $     (1,093)


     Revenue for the 2005 Quarter decreased by $126,028, or 27.9%, as compared to the 2004 Quarter. As discussed above, we are in our disposition period and a decrease in finance income is to be expected. The decrease in net gain on sales of equipment was due to the fact that we have fewer assets remaining than in prior periods. The majority of the net gain on sales of equipment in the 2004 Quarter was from one lease and totaled approximately $206,000.

     Expenses for the 2005 Quarter and the 2004 Quarter are summarized as follows:

                                                            Three Months Ended March 31,
                                                  ------------------------------------------------
                                                        2005               2004         Change
                                                        ----               ----         ------

 Total expenses                                   $        339,161    $    840,767   $   (501,606)
                                                  ================    ============   ============

 Depreciation                                     $             -     $    399,967   $   (399,967)
 Interest                                         $        283,857    $    313,237   $    (29,380)
 General and administrative                       $         32,333    $     48,312   $    (15,979)
 Management fees - General Partner                $         16,828    $     22,893   $     (6,065)
 Administrative expense reimbursements -
  General Partner                                 $          6,731    $      9,190   $     (2,459)
 Amortization of initial direct costs             $             -     $        412   $       (412)
 Minority interest                                $           (588)   $     46,756   $    (47,344)



     Expenses for the 2005 Quarter decreased by $501,606, or 59.7%, over the 2004 Quarter. As discussed above, the decrease in expenses is attributable to our being in our disposition period and having few remaining assets. The decrease in depreciation was due to the General Partner's decision to discontinue depreciation on the Aeromexico aircraft at October 1, 2004 due to the net book value of the aircraft approximating its fair value and the related non recourse debt balance exceeding the aircraft's net book value.

     Net Loss

     As a result of the foregoing factors, net loss in the 2005 Quarter and the 2004 Quarter was $14,195 and $389,773, respectively. The net loss per weighted average number of limited partnership units outstanding was $.02 and $.63 for the 2005 Quarter and the 2004 Quarter, respectively.

     Liquidity and Capital Resources

     Sources of Cash

     We believe that with the cash we have currently available and from cash being generated from our leases, and sales proceeds, we have sufficient cash to continue our operations through our liquidation period, which we believe should end in another six to twelve months.

     Our primary source of cash in the 2005 Quarter and the 2004 Quarter was net cash provided by operations of $135,938 and $235,742, respectively, and from the proceeds from sales of equipment of $42,243 and $206,128, respectively.

     Our primary cash outflows in the 2005 Quarter and the 2004 Quarter were cash distributions to partners. We made distributions to limited partners in the 2005 Quarter and 2004 Quarter of $499,971 and $140,317, respectively. We made distributions to the General Partner in the 2005 Quarter and 2004 Quarter of $5,051 and $1,417, respectively.

     Financings and Recourse Borrowings

     At March 31, 2005, we are a party to non-recourse debt that expired during January 2005 with a required balloon payment of approximately $9,600,000, which was not paid. The lender has a security interest in the aircraft and an assignment of the rental payments under the lease. Payments continued to be made by the lessee directly to the lender on the non-recourse debt that was due January 2005. On June 14, 2005, the aircraft was sold to FINOVA Capital Corporation (FINOVA) in exchange for the outstanding balance of non-recourse debt owed to FINOVA.


     We have not made any recourse borrowings, and we do not plan to rely on financing to meet our current cash needs.

     Distributions

     Our reinvestment period ended on July 31, 1998, and the disposition period commenced. During the disposition period, we will distribute substantially all distributable cash from operations and equipment sales to the partners and will continue the orderly termination of our operations and affairs. We have not and will not invest in any additional finance or lease transactions during the disposition period. As a result of our entering into the disposition period, future distributions are expected to fluctuate depending on the amount of asset sale and re-lease proceeds generated during the period.

     We do not, in the normal course of business, pay dividends. We paid monthly distributions to our partners beginning with their admission to the Partnership through the termination of the operating period, which was July 31, 1998. During March 2005, we paid a distribution to our limited partners of $499,971 and a distribution to our general partner of $5,051.

     Commitments

     At March 31, 2005, we are a party to a non-recourse loan agreement that expired during January 2005. The lender has a security interest in the LLC Aircraft and an assignment of the rental payments under the lease. Payments were being made by the lessee directly to the lender on the non-recourse debt that was due January 2005. At March 31, 2005, the debt had an outstanding principal balance of $9,733,264. On June 14, 2005, the LLC Aircraft was sold to FINOVA Capital Corporation (FINOVA) in exchange for the outstanding balance of non-recourse debt owed to FINOVA.

     Risks and Uncertainties

     At March 31, 2005, except as noted above in the Business Overview section and listed below, we believe there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on our liquidity.

     Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other periodic statements we make, including, but not limited to, the following:

o The market for aircraft is currently depressed due to an overabundance of aircraft on the market resulting from the overall downturn in the aviation industry following the events of September 11, 2001. While the market for these aircraft is cyclical, there can be no assurance that it will recover. Failure of the market to recover significantly may result in our inability to realize our investment in the residuals of the aircraft in our portfolio.

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

     Inflation and Interest Rates

     The potential effects of inflation on us are difficult to predict. If the general economy experiences significant rates of inflation; however, it could affect us in a number of ways. We do not currently have or expect to have rent escalation clauses tied to inflation in our leases. The anticipated residual values to be realized upon the sale or re-lease of equipment upon lease terminations (and thus the overall cash flow from our leases) may be expected to increase with inflation as the cost of similar new and used equipment increases.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

     We, like most other companies, are exposed to certain market risks, which includes changes in interest rates and the demand for equipment (and the related residuals) owned by us. We believe that our exposure to other market risks, including foreign currency exchange rate risk, commodity risk and equity price risk, are insignificant, at this time, to both our financial position and our results of operations.

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

Item 4.   Controls and Procedures

         Evaluation of disclosure controls and procedures

     We carried out an evaluation, under the supervision and with the participation of management of ICON Capital Corp., our General Partner, including the Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon the evaluation, except as noted below, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective.

     While evaluating our disclosure controls and procedures we recognized that greater internal controls were needed to aid in a more efficient closing of our financial statements, thereby requiring additional skilled accounting staff. Towards the end of the third quarter of 2004, the Company hired a new senior vice president of accounting and the Company is in the process of seeking additional accounting staff in order to better effectuate the Company's internal controls. We will continue to evaluate our disclosure controls and procedures to determine their effectiveness and adequacy and will take the steps necessary, in our opinion, to ensure the adequacy of the Company's disclosure controls and procedures.

     In designing and evaluating our disclosure controls and procedures, we recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Disclosure controls and procedures cannot detect or prevent all error and fraud. Some inherent limitations in disclosure controls and procedures include costs of implementation, faulty decision-making, simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all anticipated and unanticipated future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with established policies or procedures.

     Our General Partner's Chief Executive Officer and Principal Financial and Accounting Officer have determined that no weakness in disclosure controls and procedures had any material effect on the accuracy and completeness of the Company's financial reporting and disclosure included in this report.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     In the ordinary course of conducting our business, there may be certain claims, suits and complaints filed against us. In the opinion of management, the outcome of such matters, if any, will not have a material impact on our consolidated financial position or results of operations. No material legal proceedings are currently pending against us or against any of our assets.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         Not applicable.

Item 3.  Defaults Upon Senior Securities

     We are a party to non-recourse debt that was due during January 2005 with a required balloon payment of approximately $9,600,000, which was not paid. The lender has a security interest in an aircraft owned by the joint venture and an assignment of the rental payments under the lease. Payments were being made by the lessee directly to the lender on the non-recourse debt that was due in January 2005. On June 14, 2005, the aircraft was sold to FINOVA Capital Corporation (FINOVA) in exchange for the outstanding balance of non-recourse debt owed to FINOVA.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the first quarter 2005.

Item 5.  Other Information

         Not applicable.

Item 6. Exhibits

     31.1 Certification of Chairman and Chief Executive Officer.

     31.2 Certification of Executive Vice President and Principal Financial and Accounting Officer.

     32.1 Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Executive Vice President and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON Cash Flow Partners, L.P., Series E (Registrant) By its General Partner, ICON Capital Corp.

Date: June 29, 2005             /s/ Beaufort J.B. Clarke
                                ------------------------------------------------
                                Beaufort J.B. Clarke
                                Chairman, Chief Executive Officer and Director

Date: June 29, 2005             /s/ Thomas W. Martin
                                ------------------------------------------------
                                Thomas W. Martin
                                Executive Vice President and Director
                                (Principal Financial and Accounting Officer)

Exhibit 31.1

Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350)

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

3. Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the General Partner (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control which are reasonably likely to materially affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated:  June 29, 2005

/s/ Beaufort J.B. Clarke
-----------------------------
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
General Partner of ICON Cash Flow Partners, L.P., Series E

Exhibit 31.2

Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350)

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

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the General Partner (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control which are reasonably likely to materially affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: June 29, 2005

/s/ Thomas W. Martin
----------------------------------------
Thomas W. Martin
Executive Vice President
(Principal Financial and Accounting Officer)
ICON Capital Corp.
General Partner of ICON Cash Flow Partners, L.P., Series E

Exhibit 32.1

Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350)

I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp., the General Partner, in connection with the Quarterly Report of ICON Cash Flow Partners, L.P., Series E (the "Partnership") on Form 10-Q for the quarterly period ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Periodic Report") certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Dated: June 29, 2005

 /s/ Beaufort J.B. Clarke
 ------------------------------------------------------
Beaufort J.B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
General Partner of ICON Cash Flow Partners, L.P., Series E

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

The information contained in this Exhibit 32.1 is being furnished and shall not be deemed "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section. The information contained in this Exhibit 32.1 shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference to this
Exhibit 32.1 in such filing.

Exhibit 32.2

Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350)

I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp., the General Partner, in connection with the Quarterly Report of ICON Cash Flow Partners, L.P., Series E (the
"Partnership") on Form 10-Q for the quarterly period ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Periodic Report") certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



Dated: June 29, 2005

/s/ Thomas W. Martin
-------------------------------------------------------
Thomas W. Martin
Executive Vice President (Principal
Financial and Accounting Officer)
ICON Capital Corp.
General Partner of ICON Cash Flow Partners, L.P., Series E

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

The information contained in this Exhibit 32.2 is being furnished and shall not be deemed "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section. The information contained in this Exhibit 32.2 shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference to this
Exhibit 32.2 in such filing.