Form 10-Q
period 2005-06-30
ICON CASH FLOW PARTNERS L P SERIES E
filed 2005-08-12
CIK 881788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended                     June 30, 2005
                       ---------------------------------------------------------

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

                                 (212)418-4700
               Registrant's telephone number, including area code


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




PART I - FINANCIAL INFORMATION

     Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at June 30, 2005 (Unaudited)
           and December 31, 2004                                                         3-4

         Condensed Consolidated Statements of Operations for the three months
           and six months ended June 30, 2005 and 2004 (Unaudited)                         5

         Condensed Consolidated Statement of Changes in Partners' Equity for the
           six months ended June 30, 2005 (Unaudited)                                      6

         Condensed Consolidated Statements of Cash Flows for the six months
           ended June 30, 2005 and 2004 (Unaudited)                                      7-8

         Notes to Condensed Consolidated Financial Statements (Unaudited)               9-11

     Item 2.  General Partner's Discussion and Analysis of Financial Condition and
       Results of Operations                                                           12-19

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                  20

     Item 4.  Controls and Procedures                                                     20

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                                           21

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                 21

     Item 3.  Defaults Upon Senior Securities                                             21

     Item 4.  Submission of Matters to a Vote of Security Holders                         21

     Item 5.  Other Information                                                           21

     Item 6.  Exhibits                                                                    21

         Signatures                                                                       22

         Certifications                                                                23-26


                         PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)
                      Condensed Consolidated Balance Sheets

                                     ASSETS


                                                (Unaudited)
                                                  June 30,          December 31,
                                                   2005                 2004
                                                   ----                 ----
 Cash and cash equivalents                  $         240,185      $        598,455
                                            -----------------      ----------------

 Investments in finance leases:
   Minimum rents receivable                           372,500               617,849
   Estimated unguaranteed residual values               3,151                55,813
   Unearned income                                     (3,612)              (10,437)
   Allowance for doubtful accounts                         -                (59,094)
                                            -----------------      ----------------

     Net investments in finance leases                372,039               604,131
                                            -----------------      ----------------

Investment in operating lease:
    Equipment, at cost                                     -             19,207,984
    Accumulated depreciation                               -             (9,557,751)
                                            -----------------      ----------------

     Net investment in operating lease                     -              9,650,233
                                            -----------------      ----------------

Equipment held for sale, net                          148,000               852,283
Due from affiliate                                        157                  -
Investments in joint ventures                          14,539                57,805
Other receivables                                      67,360                   -
                                            -----------------      ----------------

      Total assets                          $         842,280      $     11,762,907
                                            =================      ================

See accompanying notes to condensed consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)
                      Condensed Consolidated Balance Sheets

                        LIABILITIES AND PARTNERS' EQUITY

                                                                (Unaudited)
                                                                  June 30,          December 31,
                                                                   2005                 2004
                                                                   ----                 ----
 Notes and accrued interest payable - non-recourse        $            -         $      9,674,432
 Security deposits, deferred credits and other payables              24,187               135,917
 Due to affiliates                                                   30,021                 4,715
 Minority interest                                                       -                 25,009
                                                          -----------------      -----------------

    Total liabilities                                                54,208             9,840,073
                                                          -----------------      -----------------

 Commitments and Contingencies

 Partners' equity:
   General Partner                                                 (511,844)             (500,496)
   Limited Partners (607,855.51 units outstanding,
     $100 per unit original issue price)                          1,299,916             2,423,330
                                                          -----------------      ----------------

    Total partners' equity                                          788,072             1,922,834
                                                          -----------------      ----------------

    Total liabilities and partners' equity                $         842,280      $     11,762,907
                                                          =================      ================

See accompanying notes to condensed consolidated financial statements.

                    ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)



                                                             Three Months Ended June 30,        Six Months Ended June 30,
                                                               2005             2004              2005             2004
                                                               ---              ----              ----             ----
 Revenue:
    Rental income                                          $      144,878   $    233,903      $     388,595   $      470,357
    Finance income                                                  3,159          7,155              6,825           27,713
    Net gain (loss) on sales of equipment                         181,386       (781,446)           261,585         (576,046)
    (Loss) income from investments in joint ventures              (11,646)        15,865            (16,362)           1,254
    Interest and other income                                         183        165,639              2,283          168,832
                                                           --------------   ------------      -------------   --------------

      Total revenue                                               317,960       (358,884)           642,926           92,110
                                                           --------------   ------------      -------------   --------------

 Expenses:
    Depreciation                                                      -          399,966               -             799,933
    Impairment loss                                               634,798           -               634,798             -
    Interest                                                      238,510        282,271            522,367          595,508
    General and administrative                                     29,285         49,671             61,618           97,983
    Management fees - General Partner                               8,830         13,578             25,658           36,471
    Administrative expense reimbursements -
      General Partner                                              21,252          5,466             27,983           14,656
    Amortization of initial direct costs                              -            1,078               -               1,490
    Minority interest                                                 830       (202,840)               242         (156,084)
                                                           --------------   ------------      -------------   --------------

      Total expenses                                              933,505        549,190          1,272,666        1,389,957
                                                           --------------   ------------      ------------    --------------

 Net loss                                                  $     (615,545)  $   (908,074)     $    (629,740)  $   (1,297,847)
                                                           ==============   ============      =============   ==============

 Net loss allocable to:
    Limited Partners                                       $     (609,390)  $   (898,993)     $    (623,443)  $   (1,284,869)
    General Partner                                                (6,155)        (9,081)            (6,297)         (12,978)
                                                           --------------   ------------      -------------   --------------

                                                           $     (615,545)  $   (908,074)     $    (629,740)  $   (1,297,847)
                                                           ==============   ============      =============   =--===========

 Weighted average number of limited
    partnership units outstanding                                 607,856        607,856            607,856          607,856
                                                           ==============   ============      =============   ==============

 Net loss per weighted average
   limited partnership unit                                $        (1.00)  $      (1.48)     $       (1.03)  $        (2.11)
                                                           ==============   ============      =============   ==============


See accompanying notes to condensed consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)
         Condensed Consolidated Statement of Changes in Partners' Equity
                         Six Months Ended June 30, 2005
                                   (Unaudited)


                                     Limited Partner Distributions
                                     (Per weighted average unit)                                             Total
                                       Return of     Investment    Limited             General              Partners'
                                        Capital       Income       Partners            Partner               Equity
                                         ------       ------       --------            -------               ------

Balance, January 1, 2005                                       $   2,423,330        $      (500,496)       $    1,922,834

 Cash distributions to partners      $    (0.82)  $    -            (499,971)                (5,051)             (505,022)
 Net loss                                                           (623,443)                (6,297)             (629,740)
                                                               -------------        ---------------        --------------

Balance, June 30, 2005                                         $   1,299,916        $      (511,844)       $      788,072
                                                               =============        ===============        ==============


See accompanying notes to condensed consolidated financial statements.

                    ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)
                 Condensed Consolidated Statements of Cash Flows
                            Six Months Ended June 30,
                                   (Unaudited)


                                                                                 2005              2004
                                                                                 ----              ----
 Cash flows from operating activities:
    Net loss                                                           $          (629,740)   $  (1,297,847)
    Adjustments to reconcile net loss to
      net cash provided by operating activities:
        Rental income paid directly to lenders by lessees                         (365,000)        (450,000)
        Interest expense on non-recourse financing
          paid directly to lenders by lessees                                      365,000          450,000
        Depreciation                                                                    -           799,933
        Impairment loss                                                            634,798               -
        Amortization of initial direct costs                                            -             1,490
        Net (gain) loss on sales of equipment                                     (261,585)         576,046
        Loss (income) from investments in joint ventures                            16,362           (1,254)
        Non-cash portion of interest income and other                               (2,914)              -
        Minority interest                                                              242         (156,084)
      Changes in operating assets and liabilities:
        Collection of principal - non-financed receivables                         179,428          204,399
        Accrued interest payable                                                   157,367               -
        Security deposits, deferred credits and other payables                     (16,073)         (69,417)
        Deferred rental income                                                          -           171,463
        Due from/to affiliates, net                                                 25,149          (48,079)
                                                                       -------------------    -------------

 Net cash provided by operating activities                                         103,034          180,650
                                                                       -------------------    -------------

 Cash flows from investing activities:
    Proceeds from sales of equipment                                                42,243          315,957
    Distributions received from joint ventures                                       1,500            1,435
    Distributions to minority interest holders                                          -           (51,532)
                                                                       -------------------    -------------

 Net cash provided by investing activities                                          43,743          265,860
                                                                       -------------------    -------------

 Cash flows from financing activities:
    Principal payments on non-recourse debt                                            (25)        (141,553)
    Cash distributions to partners                                                (505,022)        (302,396)
                                                                       -------------------    -------------

 Net cash used in financing activities                                            (505,047)        (443,949)
                                                                       -------------------    -------------

 Net (decrease) increase in cash and cash equivalents                             (358,270)           2,561

 Cash and cash equivalents, beginning of the period                                598,455           80,318
                                                                       -------------------    -------------

 Cash and cash equivalents, end of the period                          $           240,185    $      82,879
                                                                       ===================    =============

See accompanying notes to condensed consolidated financial statements.

                    ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)
                 Condensed Consolidated Statements of Cash Flows
                            Six Months Ended June 30,
                                   (Unaudited)


                                                         2005          2004
                                                         ----          ----
 Supplemental disclosure of cash flow information:
    Cash paid during the period for interest         $      -       $      -
                                                     ===========    ==========


 Supplemental disclosure of non-cash investing
    and financing activities:
    Rental income from operating lease
     paid directly to lender by lessee               $   365,000    $   450,000
                                                     ===========    ===========
    Principal and interest on non-recourse
     financing paid directly to lender by lessee     $   365,000    $   450,000
                                                     ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)

(1)    Basis of Presentation and Consolidation

     The accompanying condensed consolidated financial statements of ICON Cash Flow Partners, L.P., Series E (the "Partnership") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read together with the consolidated financial statements and notes included in the Partnership's 2004 Annual Report on Form 10-K. The results for the interim period are not necessarily indicative of the results for the full year.

     The condensed consolidated financial statements include the accounts of the Partnership and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Partnership accounts for its interests in minority owned joint ventures under the equity method of accounting. In such cases, the Partnership's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions. In joint ventures where the Partnership's ownership interest is majority owned, minority interest represents the minority venturer's proportionate share of their equity in the joint venture. The minority interest is adjusted for the minority venturer's share of the earnings or loss of the joint venture.

(2)    Organization

     The Partnership was formed in November 1991 as a Delaware limited partnership. The Partnership is engaged in one business segment, the business of acquiring equipment subject to lease. The Partnership is currently in the process of selling its remaining assets in the ordinary course of business, a time frame called the disposition period. The Partnership will continue until December 31, 2010, unless terminated sooner.

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

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)

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

(3)    Joint Ventures

     ICON Cash Flow Partners L.L.C.

     The Partnership and an affiliate, ICON Cash Flow Partners L.P. Six, had ownership interests of 99% and 1%, respectively, in ICON Cash Flow Partners L.L.C. ("ICON LLC"). ICON LLC owned an aircraft (the "LLC Aircraft") on lease with Aerovias de Mexico, S.A. de C.V. ("Aeromexico"). This lease expired during January 2005. Aeromexico continued to operate the LLC Aircraft and was making monthly rental payments in accordance with the terms of the expired lease.

     On June 14, 2005, ICON LLC sold the LLC Aircraft to FINOVA Capital Corporation ("FINOVA") in exchange for the outstanding balance of non-recourse debt and accrued interest owed to FINOVA in the amount of $9,831,774. The gain on this sale was approximately $180,000.

(4)    Transactions with Related Parties

     In accordance with the terms of the management agreement between the Partnership and the General Partner, the Partnership pays the General Partner management fees ranging from 1% to 7% based on a percentage of the rentals recognized either directly by the Partnership or through joint ventures. In addition, the General Partner is reimbursed for administrative expenses incurred in connection with the Partnership's operations.

         Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates were as follows:


                                                         Three Months Ended               Six Months Ended
                                                               June 30,                       June 30,
                                                        2005            2004            2005           2004
                                                       -----            ----            ----           ----
Management fees                                    $     8,830      $    13,578    $     25,658    $     36,471
Administrative expense reimbursements                   21,252            5,466          27,983          14,656
                                                    ----------      -----------    ------------    ------------

Total                                              $    30,082      $    19,044    $     53,641    $    51,127
                                                   ===========      ===========    ============    ============


                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)

(4)    Transactions with Related Parties - continued

     At June 30, 2005, the Partnership had $30,021 owed to the General Partner for unpaid management fees and administrative expense reimbursements.

(5)    Recent Accounting Pronouncements

     Management does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

(6)    Equipment Held for Sale

     The Partnership currently owns rotables for an Airbus A310 aircraft. These rotables were formerly on lease to Sabena Technics and are currently off lease and in the process of being remarketed. The Partnership's General Partner estimated that the fair market value of the rotables was less than originally estimated and the Partnership recognized an impairment loss of approximately $635,000 which is included in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2005. This determination was based upon recent market data from sales of similar assets to unrelated third parties. At June 30, 2005, the Partnership recorded a receivable of $67,360 relating to sales of aircraft rotables to unrelated third parties.

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The following is a discussion of our results of operations and current financial position. This discussion should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2004.

     As used in this quarterly report on Form 10-Q, references to "we," "us," "our" or similar terms include ICON Cash Flow Partners, L.P., Series E and its consolidated subsidiaries.

     Forward-Looking Information - Certain statements within this Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and similar expressions. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. We believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Any such forward-looking statements are subject to risks and uncertainties and our future results of operations could differ materially from historical results or current expectations. Some of these risks are discussed in this report, and include, without limitation, fluctuations in petroleum and fuel prices; level of fleet additions by competitors and industry overcapacity; changing customer demands for leased equipment; acts of terrorism; unsettled political conditions, war, civil unrest and governmental actions, and environmental and labor laws. Our actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which may be beyond our control, including, without limitation:

o    changes in our industry, interest rates or the general economy;

o    the degree and nature of our competition;

o cash flows from operating activities may be less than our current level of expenses and debt obligations;

o    the financial condition of lessees; and

o    lessee defaults.

Business Overview

     We are an equipment leasing business formed on November 7, 1991. We began active operations on July 6, 1992. We primarily engaged in the business of acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. Some of our equipment leases were acquired for cash and provided current cash flow, which we refer to as "income" leases. The majority of the purchase price of our other equipment leases was financed, so these leases generated little or no current cash flow because substantially all of the rental payments received from a lessee were paid to a lender. For these "growth" leases, we anticipate that the future value of the leased equipment will exceed the cash portion of the purchase price paid for the equipment.

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

     Substantially all of our recurring operating cash flows is generated from the operations of the one remaining lease in our portfolio. On a monthly basis, we deduct the expenses related to the recurring operations of the portfolio from such revenues and assess the amount of the remaining cash flows that will be required to fund known re-leasing or disposition costs and equipment management costs. Any residual operating cash flows are considered available for distribution to the partners.

     Our current portfolio, which we own directly or through joint venture investments with affiliates, consists primarily of the following:

     Air Transportation Industry:

     We currently own rotables for an Airbus A310 aircraft. Aircraft rotables are replacement spare parts that are held in inventory by an airline. The A310 rotables can be used on either A310-200s or A310-300s which are being used by over 60 operators world-wide. These rotables were formerly on lease to Sabena Technics and are currently off lease and in the process of being remarketed. We originally purchased the equipment for approximately $1,600,000 in cash. At June 30, 2005, the General Partner determined that the book value of these assets was greater than the fair value of these assets and accordingly recorded an impairment loss of approximately $635,000. This determination was based upon recent market data from sales of similar assets to unrelated third parties.

     Chemical Industry:

     We have a 25% interest in a sodium chlorate production facility subject to lease with EKA Chemicals, Inc. We received a rental payment of $186,250 during July 2005 and expect the final payment of $186,250 during January 2006. The lease will expire during July 2006, at which time title in the equipment will pass to EKA Chemicals, Inc. for a one dollar buy out. Our contribution to the purchase price was approximately $1,403,000 in cash and the assumption of approximately $526,000 of non-recourse debt.

Portfolio Activity For the Three Months Ended June 30, 2005

     McDonnell Douglas MD-83 Aircraft

     The McDonnell Douglas MD-83 aircraft leased to Aeromexico expired during January 2005. At that time the non-recourse debt was due with a final balloon payment of approximately $9,600,000. We did not make the final balloon payment as scheduled and the debt continued to accrue interest at a rate of 11.83% per year. The lender had a security interest in the aircraft and an assignment of the rental payments under the lease. Rental payments continued to be made and were being paid by the lessee directly to the lender. On June 14, 2005, the aircraft was sold to the lender in exchange for the outstanding balance of non-recourse debt.

Economic and Industry Risk Factors

     Our results of operations continue to be impacted by a number of factors influencing the United States of America's economy as well as the equipment leasing industry, some of which are discussed below.

     United States Economy and the Leasing Industry

     The economy of the United States of America has been experiencing continued growth during 2005, although not at the pace experienced during 2004. We anticipate that capital spending by corporations will continue to increase as well, which should increase available leases, and to that end, we believe there will be more opportunities in this market. We believe the leasing industry's outlook for the foreseeable future is encouraging. However, a key obstacle for the equipment leasing and finance industry has been the continued low interest rate environment, which reduces leasing volume inasmuch as customers are more prone to purchase than lease. We are optimistic that the recent pattern of federal funds rate increases will continue over time, causing more lessees to return to the marketplace. In June 2005, the Securities and Exchange Commission (the "SEC") issued a study entitled "Report and Recommendations Pursuant to
Section 401(c) of the Sarbanes-Oxley Act of 2002 On Arrangements with Off-Balance Sheet Implications, Special Purpose Entities, and Transparency of Filings by Issuers" (the "Study"). In the Study, the SEC recommends that lease accounting procedures be re-evaluated. Suggested changes under the Study, and the continued misperception, stemming from Enron, WorldCom and others, that leasing should not play a central role as a financing alternative, may serve to adversely affect our industry by deterring potential lessees from entering the marketplace.

     Chemical Manufacturing Industry

     EKA Chemicals, Inc. is the world's largest producer of sodium chlorate. Up to 95% of all sodium chlorate produced worldwide goes into the pulp and paper industry, where it is used to generate chlorine dioxide, the leading environmentally-compatible bleaching agent in the production of wood pulp for paper products. With growing environmental concerns, sodium chlorate is in even greater demand by papermakers as a key ingredient for making chlorine dioxide. The increase of paper and board production in major markets is expected to continue during 2005, further stimulating demand for pulp and paper chemicals. However, even as this industry enjoys sustained growth, factors beyond our control may adversely affect this industry and the financial situation of third parties to whom we lease sodium chlorate production equipment. The primary raw materials required to produce sodium chlorate are electricity, salt, and freshwater, with electricity comprising the single largest operational cost. Recent escalation of energy costs represents a risk, by reducing producer margins and increasing operational costs.

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

     Our General Partner has an investment committee that approves each new equipment acquisition and lease transaction. As part of their process they determine the residual value to be used once the acquisition has been approved. The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment being considered, how the equipment is integrated into the potential lessees business, the length of the lease and industry in which the potential lessee operates. Residual values are reviewed in accordance with our policy to review all significant assets in our portfolio.

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

New Accounting Pronouncements

     Management does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

     Results of Operations for the Three Months Ended June 30, 2005 (the "2005 Quarter") and 2004 (the "2004 Quarter")

     Since July 31, 1998, we have been in our disposition period and are in the process of selling our assets in the ordinary course of business. At June 30, 2005, we have few remaining assets. As such, rental income and finance income will decrease over time as will expenses related to our assets, such as depreciation. Additionally, interest expense should decrease as we reach the expiration of leases that were financed and we fully repay the debt. Since we are in the process of selling our remaining assets, we will be recording gains and losses on the sales of equipment.

     Revenue for the 2005 Quarter and the 2004 Quarter are summarized as follows:

                                                           Three Months Ended June 30,
                                                              2005              2004           Change
                                                              ----              ----           ------
Total revenue                                            $     317,960    $     (358,884)   $      676,844
                                                         ==============   ==============    ==============

Rental income                                            $     144,878    $      233,903    $      (89,025)
Finance income                                           $       3,159    $        7,155    $       (3,996)
Net gain (loss) on sales of equipment                    $     181,386    $     (781,446)   $      962,832
(Loss) income from investments in joint ventures         $     (11,646)   $       15,865    $      (27,511)
Interest and other income                                $         183    $      165,639    $     (165,456)



     Revenue for the 2005 Quarter increased by $676,844, or 188.6%, as compared to the 2004 Quarter. The increase in revenue is solely due to an increase in net gain on sales of equipment during the 2005 Quarter which accounted for $962,832 of the total increase in revenue. Rental income and finance income decreased by approximately $93,000 which is attributable to the fact that we are in our disposition period and have few leases generating income. During the 2004 Quarter interest and other income included the recovery of $165,286 of receivables which were previously written off.

     Expenses for the 2005 Quarter and the 2004 Quarter are summarized as follows:


                                                            Three Months Ended June 30,
                                                               2005             2004           Change
                                                               ----             ----           ------
 Total expenses                                          $     933,505    $      549,190    $      384,315
                                                         =============    ==============    ==============

 Depreciation                                            $         -      $      399,966    $     (399,966)
 Impairment loss                                         $     634,798    $          -      $      634,798
 Interest                                                $     238,510    $      282,271    $      (43,761)
 General and administrative                              $      29,285    $       49,671    $     (20,386)
 Management fees - General Partner                       $       8,830    $       13,578    $       (4,748)
 Administrative expense reimbursements -
          General Partner                                $      21,252    $        5,466    $       15,786
 Amortization of initial direct costs                    $        -       $        1,078    $       (1,078)
 Minority interest                                       $         830    $     (202,840)   $      203,670


     Expenses for the 2005 Quarter increased by $384,315, or 70.0%, over the 2004 Quarter. The increase in expenses was primarily the result of recording an impairment loss on the aircraft rotables in the 2005 Quarter. Without this charge, total expenses would have decreased. The decrease in expenses is attributable to our being in our disposition period and having few remaining assets. Most significantly, the decrease in depreciation was due to the General Partner's decision to discontinue depreciation on the Aeromexico aircraft at October 1, 2004 due to the net book value of the aircraft approximating its fair value and the related non-recourse debt balance exceeding the aircraft's net book value.

     Net Loss

     As a result of the foregoing factors, the net loss in the 2005 Quarter and the 2004 Quarter was $615,545 and $908,074, respectively. The net loss per weighted average number of limited partnership units outstanding was $1.00 and $1.48 for the 2005 Quarter and the 2004 Quarter, respectively.

     Results of Operations for the Six Months Ended June 30, 2005 (the "2005 Period") and 2004 (the "2004 Period")

     Revenue for the 2005 Period and the 2004 Period are summarized as follows:

                                                              Six Months Ended June 30,
                                                              2005              2004           Change
                                                              ----              ----           -----

Total revenue                                            $     642,926    $       92,110    $      550,816
                                                         =============    ==============    ==============

Rental income                                            $     388,595    $      470,357    $      (81,762)
Finance income                                           $       6,825    $       27,713    $      (20,888)
Net gain (loss) on sales of equipment                    $     261,585    $     (576,046)   $      837,631
(Loss) income from investments
  in joint ventures                                      $     (16,362)   $        1,254    $      (17,616)
Interest and other income                                $       2,283    $      168,832    $     (166,549)


     Revenue for the 2005 Period increased by $550,816, or 598.0%, as compared to the 2004 Period. The increase in revenue is primarily due to an increase in net gain on sales of equipment during the 2005 Period which accounted for $837,631 of the total increase in revenue. Rental income and finance income decreased by approximately $102,000 and is attributable to the fact that we are in our disposition period and have few leases generating income. In the 2004 Period interest and other income included the recovery of $165,286 of receivables which were previously written off.

     Expenses for the 2005 Period and the 2004 Period are summarized as follows:

                                                            Six Months Ended June 30,
                                                             2005                2004           Change
                                                             ----                ----           ------

Total expenses                                           $   1,272,666    $    1,389,957    $     (117,291)
                                                         =============    ==============    ==============

 Depreciation                                            $          -     $      799,933    $     (799,933)
 Impairment loss                                         $     634,798    $           -     $      634,798
 Interest                                                $     522,367    $      595,508    $      (73,141)
 General and administrative                              $      61,618    $       97,983    $      (36,365)
 Management fees - General Partner                       $      25,658    $       36,471    $      (10,813)
 Administrative expense reimbursements -
   General Partner                                       $      27,983    $       14,656    $       13,327
 Amortization of initial direct costs                    $         -      $        1,490    $       (1,490)
 Minority interest                                       $         242    $     (156,084)   $      156,326


     Expenses for the 2005 Period decreased by $117,291, or 8.4%, over the 2004 Period. The decrease in expenses is attributable to our being in our disposition period and having few remaining assets. Most significantly, the decrease in
depreciation  was  due  to  the  General   Partner's   decision  to  discontinue
depreciation on the Aeromexico aircraft at October 1, 2004 due to the net book value of the aircraft approximating its fair value and the related non-recourse debt balance exceeding the aircraft's net book value. This decrease in expense was partially offset by an impairment loss on the aircraft rotables in the 2005 Period.

     Net Loss

     As a result of the foregoing factors, the net loss in the 2005 Period and the 2004 Period was $629,740 and $1,297,847, respectively. The net loss per weighted average number of limited partnership units outstanding was $1.03 and $2.11 for the 2005 Period and the 2004 Period, respectively.

Liquidity and Capital Resources

     Sources of Cash

     We believe that with the cash we have currently available and from cash being generated from our remaining lease, we have sufficient cash to continue our operations through our disposition period, which we believe should end in another six to twelve months.

     Our primary source of cash in the 2005 Period was from net cash provided by operations of approximately $103,000 and from the proceeds from sales of equipment of approximately $42,000. During July 2005, we received a rental payment of $186,250 from one of our lessees.

     Our primary use of cash in the 2005 Period was cash distributions to partners. During the 2005 Period we made distributions to limited partners of $499,971 and distributions to the General Partner of $5,051.

     Financings and Recourse Borrowings

     We were a party to non-recourse debt that expired during January 2005 with a required balloon payment of approximately $9,600,000, which was not paid. The lender had a security interest in the aircraft and an assignment of the rental payments under the lease. Payments continued to be made by the lessee directly to the lender on the non-recourse debt that was due January 2005. On June 14, 2005, the aircraft was sold to the lender in exchange for the outstanding balance of non-recourse debt.

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

     We paid monthly distributions to our partners beginning with their admission to the Partnership through the termination of the operating period, which was July 31, 1998. For the 2005 Period, we paid distributions to our limited partners of $499,971 and a distribution to our general partner of $5,051.

     Risks and Uncertainties

     At June 30, 2005, except as noted above in the Business Overview section and listed below, we believe there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on our liquidity.

     Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other periodic statements we make, including, but not limited to, the following:

o We may face difficulty remarketing the aircraft rotables. Aircraft rotables are replacement spare parts that are held in inventory by an airline. We own rotables for Airbus aircraft. We believe that over time we will be able to remarket these rotables, but the aircraft industry has been in an overall down cycle and we may face difficulty in remarketing these assets.

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

     While evaluating our disclosure controls and procedures we recognized that greater internal controls were needed to aid in a more efficient closing of our financial statements, thereby requiring additional skilled accounting staff. Towards the end of the third quarter of 2004, the General Partner hired a new senior vice president of accounting and is in the process of seeking additional accounting staff in order to better effectuate their internal controls. We will continue to evaluate our disclosure controls and procedures to determine their effectiveness and adequacy and will take the steps necessary, in our opinion, to ensure the adequacy of our disclosure controls and procedures.

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

     Our General Partner's Chief Executive Officer and Principal Financial and Accounting Officer have determined that no weakness in disclosure controls and procedures had any material effect on the accuracy and completeness of our financial reporting and disclosures included in this report.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     In the ordinary course of conducting our business, there may be certain claims, suits and complaints filed against us. In the opinion of management, the outcome of such matters, if any, will not have a material impact on our consolidated financial position or results of operations. No material legal proceedings are currently pending or threatened, to our knowledge, against us or against any of our assets.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the second quarter 2005.

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

ICON Cash Flow Partners, L.P., Series E (Registrant) By its General Partner, ICON Capital Corp.


Date: August 12, 2005            /s/ Beaufort J.B. Clarke
                                 Beaufort J.B. Clarke
                                 Chairman, Chief Executive Officer and Director

Date: August 12, 2005            /s/ Thomas W. Martin
                                 Thomas W. Martin
                                 Executive Vice President and Director
                                (Principal Financial and Accounting Officer)

Exhibit 31.1

Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

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

Dated:  August 12, 2005

/s/ Beaufort J.B. Clarke
Chairman, Chief Executive Officer and Director
ICON Capital Corp.
General Partner of ICON Cash Flow Partners, L.P., Series E

Exhibit 31.2

Principal Financial and Accounting Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

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

Dated: August 12, 2005

/s/ Thomas W. Martin
Executive Vice President and Director
(Principal Financial and Accounting Officer)
ICON Capital Corp.
General Partner of ICON Cash Flow Partners, L.P., Series E

Exhibit 32.1

Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp., the General Partner, in connection with the Quarterly Report of ICON Cash Flow Partners, L.P., Series E (the "Partnership") on Form 10-Q for the quarterly period ended June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Periodic Report") certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)  the information  contained in the Periodic Report fairly presents,  in
          all  material  respects,   the  financial  condition  and  results  of
          operations of the Partnership.

Dated: August 12, 2005

 /s/ Beaufort J.B. Clarke
Chairman, Chief Executive Officer and Director
ICON Capital Corp.
General Partner of ICON Cash Flow Partners, L.P., Series E

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

Exhibit 32.2

Principal Financial and Accounting Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp., the General Partner, in connection with the Quarterly Report of ICON Cash Flow Partners, L.P., Series E (the
"Partnership") on Form 10-Q for the quarterly period ended June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Periodic Report") certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)  the information  contained in the Periodic Report fairly presents,  in
          all  material  respects,   the  financial  condition  and  results  of
          operations of the Partnership.

Dated: August 12, 2005

/s/ Thomas W. Martin
Executive Vice President and Director
(Principal Financial and Accounting Officer)
ICON Capital Corp.
General Partner of ICON Cash Flow Partners, L.P., Series E

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