Form 10-Q
period 2005-09-30
ICON CASH FLOW PARTNERS L P SERIES E
filed 2005-11-14
CIK 881788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the

quarterly period ended                September 30, 2005
                       ---------------------------------------------------------

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [x] No

                     ICON Cash Flow Partners, L.P., Series E
                                      Index


PART I - FINANCIAL INFORMATION


     Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at September 30, 2005 (Unaudited)
           and December 31, 2004                                                         3-4

         Condensed Consolidated Statements of Operations for the three months
           and nine months ended September 30, 2005 and 2004 (Unaudited)                   5

         Condensed Consolidated Statement of Changes in Partners' Equity for the
           nine months ended September 30, 2005 (Unaudited)                                6

         Condensed Consolidated Statements of Cash Flows for the nine months
           ended September 30, 2005 and 2004 (Unaudited)                                 7-8

         Notes to Condensed Consolidated Financial Statements (Unaudited)               9-11

     Item 2.  General Partner's Discussion and Analysis of Financial Condition
       and Results of Operations                                                       12-17

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                  18

     Item 4.  Controls and Procedures                                                     18

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                                           19

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                 19

     Item 3.  Defaults Upon Senior Securities                                             19

     Item 4.  Submission of Matters to a Vote of Security Holders                         19

     Item 5.  Other Information                                                           19

     Item 6.  Exhibits                                                                    19

         Signatures                                                                       20

         Certifications                                                                21-24


                         PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)
                      Condensed Consolidated Balance Sheets

                                     ASSETS

                                                  (Unaudited)
                                                  September 30,     December 31,
                                                     2005             2004
                                                     ----             ----

 Cash and cash equivalents                      $     148,749   $       598,455
                                                -------------   ---------------

 Investments in finance leases:
    Minimum rents receivable                          186,254           617,849
    Estimated unguaranteed residual values              7,500            55,813
    Unearned income                                    (1,634)          (10,437)
    Allowance for doubtful accounts                        -            (59,094)
                                               --------------   ----------------

    Net investments in finance leases                 192,120           604,131
                                               --------------   ---------------

 Investment in operating lease:
    Equipment, at cost                                     -         19,207,984
    Accumulated depreciation                               -         (9,557,751)
                                               --------------   ----------------

    Net investment in operating lease                      -          9,650,233
                                               --------------   ---------------


 Equipment held for sale, net                         142,964           852,283
 Investments in joint ventures                         13,151            57,805
 Other receivables                                      5,058                -
                                               --------------   ---------------

    Total assets                               $      502,042   $    11,762,907
                                               ==============   ===============



See accompanying notes to condensed consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)
                      Condensed Consolidated Balance Sheets

                        LIABILITIES AND PARTNERS' EQUITY


                                                             (Unaudited)
                                                             September 30,    December 31,
                                                                 2005             2004
                                                                 ----             ----

 Notes and accrued interest payable - non-recourse           $          -    $   9,674,432
 Security deposits, deferred credits and other payables              2,431         135,917
 Due to affiliates                                                  19,461           4,715
 Minority interest                                                      -           25,009
                                                             -------------   -------------

    Total liabilities                                               21,892       9,840,073
                                                             -------------   -------------

 Commitments and Contingencies

 Partners' equity:
    General Partner                                               (514,926)       (500,496)
    Limited Partners (607,856.31 units outstanding,
      $100 per unit original issue price)                          995,076       2,423,330
                                                             -------------   -------------

Total partners' equity                                             480,150       1,922,834
                                                             -------------   -------------

    Total liabilities and partners' equity                   $     502,042   $  11,762,907
                                                             =============   =============



See accompanying notes to condensed consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)



                                                             Three Months Ended             Nine Months Ended
                                                               September 30,                 September 30,
                                                           2005              2004         2005           2004
                                                           ----              ----         ----          ----
 Revenue:
    Rental income                                     $            -    $    207,194   $  388,595   $    677,551
    Finance income                                              1,978          5,368        8,803         33,081
    Net (loss) gain on sales of equipment                        (208)        86,622      261,377       (489,424)
    Loss from investments in joint ventures                    (1,302)       (65,854)     (17,664)       (64,600)
    Interest and other income                                   5,221        639,976        7,504        808,808
                                                      ---------------   ------------   ----------   -------------

    Total revenue                                               5,689        873,306      648,615        965,416
                                                      ---------------   ------------   ----------   -------------

 Expenses:
    Depreciation                                                   -         399,967           -       1,199,900
    Impairment loss                                                -              -       634,798             -
    Interest                                                       -         283,150      522,367        878,658
    General and administrative                                 29,090         50,061       90,708        148,044
    Management fees - General Partner                           9,358         22,659       35,016         59,130
    Administrative expense reimbursements -
      General Partner                                          23,198          9,063       51,181         23,719
    Amortization of initial direct costs                           -              43           -           1,533
    Minority interest                                              -         174,660          242         18,576
                                                      ---------------   ------------   -----------  ------------

    Total expenses                                             61,646        939,603    1,334,312      2,329,560
                                                      ---------------   ------------   ----------   ------------

 Net loss                                             $       (55,957)  $    (66,297)  $ (685,697)  $ (1,364,144)
                                                      ===============   ============   ==========   ============

 Net loss allocable to:
    Limited Partners                                  $       (55,397)  $    (65,634)  $ (678,840)   $(1,350,503)
    General Partner                                              (560)          (663)      (6,857)       (13,641)
                                                      ----------------  -------------  ----------   ------------

                                                      $       (55,957)  $    (66,297)  $ (685,697)  $ (1,364,144)
                                                      ===============   ============   ==========   ============

 Weighted average number of
  limited partnership units outstanding                       607,856        607,856      607,856        607,856
                                                      ===============   ============   ==========   ============

 Net loss per weighted average
    limited partnership unit                          $         (0.09)  $      (0.11)  $    (1.12)  $      (2.22)
                                                      ===============   ============   ==========   ============



See accompanying notes to condensed consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)
         Condensed Consolidated Statement of Changes in Partners' Equity
                      Nine Months Ended September 30, 2005
                                   (Unaudited)

                                                                                          Total
                                     Units           Limited          General           Partners'
                                  Outstanding       Partners          Partner             Equity
                                  -----------       --------          -------             ------

 Balance, January 1, 2005           607,856.31    $   2,423,330     $   (500,496)       $   1,922,834

 Cash distributions to partners                        (749,414)          (7,573)            (756,987)
 Net loss                                -             (678,840)          (6,857)            (685,697)
                                --------------    -------------     ------------        --------------

 Balance, September 30, 2005        607,856.31    $     995,076     $   (514,926)       $      480,150
                                ==============    =============     ============        ==============


See accompanying notes to condensed consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)
                 Condensed Consolidated Statements of Cash Flows
                         Nine Months Ended September 30,
                                   (Unaudited)

                                                                       2005                2004
                                                                       ----                ----
Cash flows from operating activities:
    Net loss                                                    $     (685,697)  $     (1,364,144)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
          Rental income paid directly to lenders by lessees           (365,000)          (675,000)
          Interest  expense on   non-recourse  financing
            paid directly to lenders by lessees                        365,000            675,000
          Depreciation                                                     -            1,199,900
          Impairment loss                                              634,798              -
          Amortization of initial direct costs                             -                1,533
          Forgiveness of debt to affiliates                                -             (546,903)
          Net (gain) loss on sales of equipment                       (261,377)           489,424
          Loss from investments in joint ventures                       17,664             64,600
          Non-cash portion of interest income and other                 (8,137)             -
          Minority interest                                                242             18,576
      Changes in operating assets and liabilities:
          Collection of principal - non-financed receivables           363,698            468,115
          Accrued interest payable                                     157,367            200,009
          Security deposits, deferred credits and other payables       (37,829)          (134,475)
          Deferred rental income                                           -                9,894
          Due to affiliates, net                                        14,724            (48,079)
                                                                --------------   ----------------

 Net cash provided by operating activities                             195,453            358,450
                                                                --------------   -----------------

 Cash flows from investing activities:
    Proceeds from sales of equipment                                   109,603            351,551
    Distributions received from joint ventures                           2,250              2,253
    Distributions to minority interest holders                              -             (51,532)
                                                                --------------   ----------------

 Net cash provided by investing activities                             111,853            302,272
                                                                --------------   ----------------

 Cash flows from financing activities:
    Principal payments on non-recourse debt                                (25)          (145,541)
    Cash distributions to partners                                    (756,987)          (302,396)
                                                                --------------   ----------------

 Net cash used in financing activities                                (757,012)          (447,937)
                                                                --------------   ----------------

 Net (decrease) increase in cash and cash equivalents                 (449,706)           212,785
 Cash and cash equivalents, beginning of the period                    598,455             80,318
                                                                --------------   ----------------

 Cash and cash equivalents, end of the period                   $     148,749    $        293,103
                                                                ==============   ================

See accompanying notes to condensed consolidated financial statements.


                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)
                 Condensed Consolidated Statements of Cash Flows
                         Nine Months Ended September 30,
                                   (Unaudited)

                                                                                 2005             2004
                                                                                 ----             -----
 Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                  $       -      $      -
                                                                              ============   ===========


 Supplemental disclosure of non-cash investing and financing activities:
    Rental income from operating lease paid directly to lender by lessee      $    365,000   $   675,000
                                                                              ============   ===========
    Principal and interest on non-recourse financing paid directly
      to lender by lessee                                                     $    365,000   $   675,000
                                                                              ============   ===========



See accompanying notes to condensed consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)

(1)    Basis of Presentation and Consolidation

     The accompanying condensed consolidated financial statements of ICON Cash Flow Partners, L.P., Series E (the "Partnership") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the General Partner, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read together with the consolidated financial statements and notes included in the Partnership's 2004 Annual Report on Form 10-K. The results for the interim period are not necessarily indicative of the results for the full year.

     The condensed consolidated financial statements include the accounts of the Partnership and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Partnership accounts for its interests in minority owned joint ventures under the equity method of accounting. In such cases, the Partnership's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions. In joint ventures where the Partnership's ownership interest is majority owned, minority interest represents the minority owner's proportionate share of their equity in the joint venture. The minority interest is adjusted for the minority owner's share of the earnings or loss of the joint venture.

(2)    Organization

     The Partnership was formed on November 7, 1991 as a Delaware limited partnership. The Partnership is engaged in one business segment, the business of acquiring equipment subject to lease. The Partnership is currently in the process of selling its remaining assets in the ordinary course of business, a time frame called the disposition period. The Partnership will continue until December 31, 2010, unless terminated sooner. The Partnership anticipates completing its liquidation within the next three to six months.

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

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)

(2)    Organization - continued

     Profits, losses, cash distributions and disposition proceeds are allocated 99% to the limited partners and 1% to the General Partner until each limited partner has received cash distributions and disposition proceeds sufficient to reduce their adjusted capital contribution account to zero and receive, in addition, other distributions and allocations which would provide a 10% per annum cumulative return on their outstanding adjusted capital contribution account. After such time, the distributions will be allocated 90% to the limited partners and 10% to the General Partner.

     Certain reclassifications have been made to the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2004 in order to conform to the current period presentation.

(3)    Joint Ventures

     ICON Cash Flow Partners L.L.C.

     The Partnership and an affiliate, ICON Cash Flow Partners L.P. Six ("L.P. Six"), had ownership interests of 99% and 1%, respectively, in ICON Cash Flow Partners L.L.C. ("ICON LLC"). ICON LLC owned a McDonnell Douglas MD-83 aircraft (the "LLC Aircraft") on lease with Aerovias de Mexico, S.A. de C.V. ("Aeromexico"). This lease expired during January 2005. Aeromexico continued to operate the LLC Aircraft after the lease expiration and was making monthly rental payments in accordance with the terms of the expired lease.

     On June 14, 2005, ICON LLC sold the LLC Aircraft to FINOVA Capital Corporation ("FINOVA") in exchange for the outstanding balance of non-recourse debt and accrued interest owed to FINOVA in the amount of $9,831,774. The gain on this sale was approximately $180,000.

     ICON Cash Flow Partners L.L.C. II

     The Partnership and an affiliate, L.P. Six, had ownership interests of 1% and 99%, respectively, in ICON Cash Flow Partners L.L.C II ("LLC II"). LLC II owned a McDonnell Douglas MD-83 aircraft (the "LLC II Aircraft"). The LLC II Aircraft was leased to Aeromexico for $75,000 per month. This lease expired during January 2005. Aeromexico continued to operate the LLC II Aircraft after the lease expiration and was making monthly rental payments directly to the non-recourse lender in accordance with the terms of the expired lease.

     On October 21, 2005, LLC II sold its interest in the LLC II Aircraft to FINOVA Capital Corporation ("FINOVA") in exchange for the outstanding non-recourse debt balance owed to FINOVA of approximately $9,500,000. Given the depressed market for aircraft of this type, the General Partner determined that any remarketing opportunity would not benefit the Partnership given the amount of the outstanding debt and the maintenance upgrades that may have been required to the Aircraft. Accordingly, the General Partner decided it was in the best interest of the Partnership to sell the Aircraft to FINOVA in full satisfaction of the outstanding balance of the debt. The gain on this sale was approximately $637,000.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)

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

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates were as follows:



                                                Three Months Ended               Nine Months Ended
                                                  September 30,                    September 30,
                                            2005                2004           2005           2004
                                            ----                ----           ----           ----

Management fees                         $       9,358      $     22,659   $     35,016   $     59,130
Administrative expense reimbursements          23,198             9,063         51,181         23,719
                                        -------------      ------------  -------------  -------------

 Total                                  $      32,556      $     31,722   $     86,197   $     82,849
                                        =============      ============   ============   ============


     At September 30, 2005, the Partnership had $19,461 owed to the General Partner for unpaid administrative expense reimbursements.

(5)    Equipment Held for Sale

     The Partnership currently owns rotables for an Airbus A310 aircraft. These rotables were formerly on lease to Sabena Technics and are currently off lease and in the process of being remarketed. The Partnership's General Partner estimated that the fair market value of the rotables was less than originally estimated and the Partnership recognized an impairment loss of approximately $635,000 which is included in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2005. This determination was based upon recent market data from sales of similar assets to unrelated third parties.

(6)    Recent Accounting Pronouncements

     The General Partner does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

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

     As used in this quarterly report on Form 10-Q, references to "we," "us," "our" or similar terms include ICON Cash Flow Partners, L.P., Series E and our consolidated subsidiaries.

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

o    the financial condition of lessees; and

o    lessee defaults.

     Business Overview

     We are an equipment leasing business formed on November 7, 1991. We began active operations on July 6, 1992. We primarily engaged in the business of acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. Some of our equipment leases were acquired for cash and provided current cash flow, which we refer to as "income" leases. The majority of the purchase price of our other equipment leases was financed, so these leases generated little or no current cash flow because substantially all of the rental payments received from a lessee were paid to a lender. For these "growth" leases, we anticipated that the future value of the leased equipment will exceed the cash portion of the purchase price paid for the equipment.

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

     Substantially all of our recurring operating cash flows are generated from the operations of the one remaining lease in our portfolio. On a monthly basis, we deduct the expenses related to the recurring operations of the portfolio from such revenues and assess the amount of the remaining cash flows that will be required to fund known re-leasing or disposition costs and equipment management costs. Any residual operating cash flows are considered available for distribution to the partners. We anticipate liquidating within the next three to six months.

     Our current portfolio, which we own directly or through joint venture investments with affiliates, consists primarily of the following:

Air Transportation Industry

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

Chemical Industry

     We currently have a 25% interest in a sodium chlorate production facility subject to lease with EKA Chemicals, Inc. We received a rental payment of $186,250 during July 2005 and expect the final payment of $186,250 during January 2006. The lease will expire during January 2006, at which time title in the equipment will pass to EKA Chemicals, Inc. for a one dollar buy out. Our contribution to the purchase price was approximately $1,403,000 in cash and the assumption of approximately $526,000 of non-recourse debt.

Portfolio Activity For the Three Months Ended September 30, 2005

Sale of McDonnell Douglas MD-83 Aircraft

     We and an affiliate, L.P. Six, had ownership interests of 1% and 99%, respectively, in ICON Cash Flow Partners L.L.C II ("LLC II"). LLC II owned a McDonnell Douglas MD-83 aircraft (the "LLC II Aircraft"). The LLC II Aircraft was leased to Aeromexico for $75,000 per month. This lease expired during January 2005. Aeromexico continued to operate the LLC II Aircraft after the lease expiration and was making monthly rental payments directly to the non-recourse lender in accordance with the terms of the expired lease.

     On October 21, 2005, LLC II sold its interest in the LLC II Aircraft to FINOVA Capital Corporation ("FINOVA") in exchange for the outstanding non-recourse debt balance owed to FINOVA of approximately $9,500,000. Given the depressed market for aircraft of this type, the General Partner determined that any remarketing opportunity would not benefit the Partnership given the amount of the outstanding debt and the maintenance upgrades that may have been required to the Aircraft. Accordingly, the General Partner decided it was in the best interest of the Partnership to sell the Aircraft to FINOVA in full satisfaction of the outstanding balance of the debt. The gain on this sale was approximately $637,000.

Industry Risk Factors

     Our results of operations continue to be impacted by a number of factors influencing the equipment leasing industry, some of which are discussed below.

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

Asset Impairments

     The significant assets in our portfolio are periodically reviewed, at least annually, by the General Partner, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The General Partner uses independent qualified third party appraisers to assist in the review process. An impairment loss will be recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. In such circumstances, we will estimate the future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future cash outflows expected to be necessary to obtain those inflows. An impairment loss will be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

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

Depreciation

     We record depreciation expense on equipment classified as an operating lease. In order to calculate depreciation we first determine the depreciable equipment cost, which is the cost less estimated salvage value. The estimated salvage value is our estimate of the value of the equipment at lease termination. The estimated residual value is reviewed annually, by the General Partner, to determine whether an impairment charge may be required. The General Partner uses qualified third party appraisers to assist in the review process. Depreciation expense is recorded ratably over the term of the related lease.

New Accounting Pronouncements

     The General Partner does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

Results of Operations for the Three Months Ended September 30, 2005 (the "2005 Quarter") and 2004 (the "2004 Quarter")

     Since July 31, 1998, we have been in our disposition period and are in the process of selling our assets in the ordinary course of business. At September 30, 2005, we have few remaining assets. As such, rental income and finance income will decrease over time as will expenses related to our assets, such as depreciation. Additionally, interest expense should decrease as we reach the expiration of leases that were financed and we fully repay the debt. Since we are in the process of selling our remaining assets, we will be recording gains and losses on the sales of equipment.

     Revenue for the 2005 Quarter and the 2004 Quarter are summarized as follows:

                                           Three Months Ended September 30,
                                             2005               2004              Change
                                             ----               ----              ------
Total revenue                            $      5,689      $     873,306     $     (867,617)
                                         ============     ==============     ===============

Rental income                             $        -       $     207,194     $     (207,194)
Finance income                            $     1,978      $       5,368     $       (3,390)
Net (loss) gain on sales of equipment     $      (208)     $      86,622     $      (86,830)
Loss from investments in joint ventures   $    (1,302)     $     (65,854)    $       64,552
Interest and other income                 $     5,221      $     639,976     $     (634,755)


     Revenue for the 2005 Quarter decreased by $867,617, or 99.3%, as compared to the 2004 Quarter. The decrease in rental income is attributable to the fact that we are in our disposition period, have disposed of substantially all of our assets and have few remaining leases generating income. The decrease in interest and other income is primarily a result of the extinguishment of debt, during the 2004 Quarter, due to an affiliate by one of our consolidated entities, ICON Receivables 1997-B LLC.

     Expenses for the 2005 Quarter and the 2004 Quarter are summarized as follows:

                                              Three Months Ended September 30,
                                                   2005             2004             Change
                                                   ----             ----             ------
Total expenses                                $    61,646     $   939,603     $     (877,957)
                                              ===========     ===========     ===============

Depreciation                                  $        -      $   399,967     $     (399,967)
Interest                                      $        -      $   283,150     $     (283,150)
General and administrative                    $    29,090     $    50,061     $      (20,971)
Management fees - General Partner             $     9,358     $    22,659     $      (13,301)
Administrative expense reimbursements -
    General Partner                           $    23,198     $     9,063     $       14,135
Amortization of initial direct costs          $        -      $        43     $          (43)
Minority interest                             $        -      $   174,660     $     (174,660)

     Expenses for the 2005 Quarter decreased by $877,957, or 93.4%, over the 2004 Quarter. The decrease in expenses is attributable to our being in our disposition period, having disposed of substantially all of our assets and having few remaining assets. Most significantly, the decrease in depreciation was due to the General Partner's decision to discontinue depreciation on the Aeromexico aircraft at October 1, 2004 due to the net book value of the aircraft approximating its fair value and the related non-recourse debt balance exceeding the aircraft's net book value. The aircraft was subsequently sold during June 2005.

     Net Loss

     As a result of the foregoing factors, the net loss in the 2005 Quarter and the 2004 Quarter was $55,957 and $66,297, respectively. The net loss per weighted average number of limited partnership units outstanding was $0.09 and $0.11 for the 2005 Quarter and the 2004 Quarter, respectively.

Results of Operations for the Nine Months Ended September 30, 2005 (the "2005 Period") and 2004 (the "2004 Period")

     Revenue for the 2005 Period and the 2004 Period are summarized as follows:

                                                  Nine Months Ended September 30,
                                                    2005               2004                Change
                                                    ----               ----                ------
Total revenue                                 $      648,615   $        965,416    $       (316,801)
                                              ===============  ================    =================

Rental income                                 $      388,595   $        677,551    $       (288,956)
Finance income                                $        8,803   $         33,081    $        (24,278)
Net (loss) gain on sales of equipment         $      261,377   $       (489,424)   $        750,801
Loss from investments in joint ventures       $      (17,664)  $        (64,600)   $         46,936
Interest and other income                     $        7,504   $        808,808    $       (801,304)


     Revenue for the 2005 Period decreased by $316,801, or 32.8%, as compared to the 2004 Period. The decrease in total revenue is partially offset by an increase in net (loss) gain on sales of equipment during the 2005 Period. Rental income and finance income decreased due to the fact that we are in our disposition period and have few leases generating revenue. The decrease in interest and other income is primarily a result of the extinguishment of debt, during the 2004 Period, due to an affiliate by one of our consolidated entities, ICON Receivables 1997-B LLC.

     Expenses for the 2005 Period and the 2004 Period are summarized as follows:

                                                   Nine Months Ended September 30,
                                                       2005             2004           Change
                                                       ----             ----           ------

Total expenses                                   $   1,334,312    $    2,329,560   $     (995,248)
                                                 =============    ==============   ===============

Depreciation                                     $          -     $    1,199,900   $   (1,199,900)
Impairment loss                                  $     634,798    $           -    $      634,798
Interest                                         $     522,367    $      878,658   $     (356,291)
General and administrative                       $      90,708    $      148,044   $      (57,336)
Management fees - General Partner                $      35,016    $       59,130   $      (24,114)
Administrative expense reimbursements -
  General Partner                                $      51,181    $       23,719   $       27,462
Amortization of initial direct costs             $          -     $        1,533   $       (1,533)
Minority interest                                $         242    $       18,576   $      (18,334)


     Expenses for the 2005 Period decreased by $995,248, or 42.7%, over the 2004 Period. The decrease in expenses is attributable to our being in our disposition period, having disposed of substantially all of our assets and having few remaining assets. Most significantly, the decrease in depreciation was due to the General Partner's decision to discontinue depreciation on the Aeromexico aircraft at October 1, 2004 due to the net book value of the aircraft approximating its fair value and the related non-recourse debt balance exceeding the aircraft's net book value. The aircraft was subsequently sold during June 2005. This decrease in expense was partially offset by an impairment loss on the aircraft rotables in the 2005 Period.

     Net Loss

     As a result of the foregoing factors, the net loss in the 2005 Period and the 2004 Period was $685,697 and $1,364,144, respectively. The net loss per weighted average number of limited partnership units outstanding was $1.12 and $2.22 for the 2005 Period and the 2004 Period, respectively.

     Liquidity and Capital Resources

     Sources of Cash

     We believe that with the cash we have currently available and from cash being generated from our remaining lease, we have sufficient cash to continue our operations through our disposition period, which we believe should end in another three to six months.

     Our primary source of cash in the 2005 Period was from net cash provided by operations of approximately $195,000 and from the proceeds from sales of equipment of approximately $110,000. During July 2005, we received a rental payment of $186,250 from one of our lessees and we expect to receive the final rental payment of $186,250 during January 2006.

     Our primary use of cash in the 2005 Period was cash distributions to partners. During the 2005 Period we made distributions to limited partners of $749,414 and distributions to the General Partner of $7,573.

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

     We paid monthly distributions to our partners beginning with their admission to the Partnership through the termination of the operating period, which was July 31, 1998. For the 2005 Period, we paid distributions to our limited partners of $749,414 and distributions to our general partner of $7,573.

     Risks and Uncertainties

     At September 30, 2005, except as noted above in the Business Overview section and listed below, we believe there were no known trends or demands, commitments, events or uncertainties which are likely to have a material effect on our liquidity.

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

         No matters were submitted to a vote of security holders during the third quarter 2005.

Item 5.  Other Information

         Not applicable.

Item 6. Exhibits

31.1 Certification of Chairman and Chief Executive Officer.

31.2 Certification of Executive Vice President and Principal Financial and Accounting Officer.

32.1 Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Executive Vice President and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICON Cash Flow Partners, L.P., Series E (Registrant) By its General Partner, ICON Capital Corp.


Date: November 14, 2005      /s/ Beaufort J.B. Clarke
                             ------------------------
                             Beaufort J.B. Clarke
                             Chairman, Chief Executive Officer and Director

Date: November 14, 2005      /s/ Thomas W. Martin
                             --------------------
                             Thomas W. Martin
                             Executive Vice President and Director
                            (Principal Financial and Accounting Officer)

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

     c. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the General Partner (or persons performing the equivalent function):

     a. all significant deficiencies and material weaknesses in the design or operation of internal control which are reasonably likely to materially affect the registrant's ability to record, process, summarize and report financial information; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: November 14, 2005

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

     c. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the board of directors of the General Partner (or persons performing the equivalent function):

     a. all significant deficiencies and material weaknesses in the design or operation of internal control which are reasonably likely to materially affect the registrant's ability to record, process, summarize and report financial information; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: November 14, 2005

/s/ Thomas W. Martin
Thomas W. Martin
Executive Vice President and Director
(Principal Financial and Accounting Officer)
ICON Capital Corp.
General Partner of ICON Cash Flow Partners, L.P., Series E

Exhibit 32.1

Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp., the General Partner of ICON Cash Flow Partners, L.P., Series E, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, (18 U.S.C. ss.1350), that, to the best of my knowledge:

1. The Quarterly Report on Form 10-Q for the period ended September 30, 2005 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners, L.P., Series E.

Dated: November 14, 2005

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

Exhibit 32.2

Principal Financial and Accounting Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Thomas W. Martin, Executive Vice President (Principal Financial and Accounting Officer) of ICON Capital Corp., the General Partner of ICON Cash Flow Partners, L.P., Series E, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, (18 U.S.C. ss.1350), that, to the best of my knowledge:

1. The Quarterly Report on Form 10-Q for the period ended September 30, 2005 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of ICON Cash Flow Partners, L.P., Series E.

Dated: November 14, 2005

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