Form 10-K
period 2005-12-31
ICON CASH FLOW PARTNERS L P SERIES E
filed 2006-03-31
CIK 881788

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     [x]  Annual  Report  Pursuant  to  Section  13 or 15(d)  of the  Securities
Exchange Act of 1934 for the fiscal year ended   December 31, 2005
                                       or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


Commission File Number                               000-27912
                       ---------------------------------------------------------


                     ICON Cash Flow Partners, L.P., Series E
             (Exact name of registrant as specified in its charter)

                  Delaware                                      13-3635208
--------------------------------------------         ---------------------------
         (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                  Identification Number)

100 Fifth Avenue, 4th Floor, New York, New York                  10011
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code        (212) 418-4700
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Units of limited partnership interests

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Security Act. [ ] Yes [x] No

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [x] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [x] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last day of the registrant's most recently completed second fiscal quarter:
Not applicable. There is no established market for the limited partnership units of the registrant.

Number of outstanding limited partnership units of the registrant on March 15, 2006 is 607,856.

                       Documents Incorporated by Reference

None.

                                Table of Contents

                                     PART I



                                                                                                Page
Item 1.    Business                                                                               1

Item 1A.   Risk Factors                                                                           3

Item 1B.   Unresolved Staff Comments                                                              3

Item 2.    Properties                                                                             3

Item 3.    Legal Proceedings                                                                      3

Item 4.    Submission of Matters to a Vote of Security Holders                                    3

                                     PART II

Item 5.    Market for the Registrant's Securities and Related Security Holder Matters             4

Item 6.    Selected Consolidated Financial Data                                                   5

Item 7.    General Partner's Discussion and Analysis of Financial Condition and Results of
           Operations                                                                             5

Item 7A.   Qualitative and Quantitative Disclosures About Market Risk                            11

Item 8.    Consolidated Financial Statements                                                     12

Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                                              29

Item 9A.   Controls and Procedures                                                               29

Item 9B.   Other Information                                                                     29

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant's General Partner                  30

Item 11.   Executive Compensation                                                                31

Item 12.   Security Ownership of Certain Beneficial Owners and General Partner
           and Related Security Holder Matters                                                   31

Item 13.   Certain Relationships and Related Transactions                                        31

Item 14.   Principal Accountant Fees and Services                                                31

                                     PART IV

Item 15.   Exhibits and Financial Statement Schedules                                            32

SIGNATURES                                                                                       33


                                     PART I

Forward-Looking Statements

     Certain statements within this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PLSRA"). These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the "safe harbor" provisions of the PLSRA, and, other than as required by law, we assume no obligation to update or supplement such statements. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify these statements by the use of words such as "may," "will," "could," "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and variations of these words or comparable words or phrases of similar meaning. These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected.

Item 1. Business

     Our History

     ICON Cash Flow Partners, L.P., Series E (the "Partnership") was formed in November 1991 as a Delaware limited partnership. The Partnership will continue until December 31, 2010, unless terminated sooner. When used in this report, the terms "we," "us" and "our" refers to the Partnership.

     Our General Partner is ICON Capital Corp. (our "General Partner"), a Connecticut corporation. Our General Partner manages and controls the business affairs, including, but not limited to, our equipment leases and financing transactions under the terms of our management agreement.

     Our maximum offering was $80,000,000 and we commenced business operations on our initial closing date, July 6, 1992, with the admission of 13,574 limited partnership units representing $1,357,417 of capital contributions. Between July 7, 1992 and July 31, 1993, the date of our final closing, 596,837 additional limited partnership units were sold bringing the total admission to 610,411 limited partnership units representing $61,041,151 of capital contributions. In the period from July 31, 1993 through December 31, 2005, we redeemed 2,555 limited partnership units. At December 31, 2005 we had 607,856 limited partnership units outstanding.

     Our Business

     We are an equipment leasing fund. Our principal investment objective was to obtain the maximum economic return from our investments for the benefit of our partners. To achieve this objective we: (i) acquired a diversified portfolio of leases and financing transactions; (ii) made monthly cash distributions to our partners commencing with each partner's admission to the Partnership, continuing through the reinvestment period, which ended on July 31, 1998, (iii) re-invested substantially all undistributed cash from operations and cash from sales of equipment and financing transactions during the reinvestment period; and (iv) disposed of our investments and are distributing the cash from sales of such investments to our partners during our disposition period which began in August 1998. We anticipate completing our disposition period during the spring of 2006.

     With the proceeds from the sale of our limited partnership units, we primarily engaged in the business of acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. Some of our equipment leases were acquired for cash and provided current cash flow, which we refer to as "income" leases. The majority of the purchase price of our other equipment leases was financed, so these leases generated little or no current cash flow because substantially the entire rental payments received from a lessee was paid to a lender. For these "growth" leases, we anticipated that the future value of the leased equipment exceeded the cash portion of the purchase price paid for the equipment.

     We invested most of the net proceeds from our offering in items of equipment that were subject to a lease. After the net offering proceeds were invested, additional investments were made with the cash generated from our initial investments to the extent that cash was not needed for expenses, reserves and distributions to partners. The investment in additional equipment in this manner is called "reinvestment." We purchased equipment from time to time until five years from the date we completed our offering. This time frame is called the "reinvestment period," which ended on November 10, 2000. After the reinvestment period, we began selling our assets in the ordinary course of business during a time frame called the "disposition period."

     Partners' capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and disposition proceeds are allocated 99% to our limited partners and 1% to our General Partner until each limited partner has received cash distributions and disposition proceeds sufficient to reduce their adjusted capital contribution account to zero and received, in addition, other distributions and allocations which would provide an 8% per annum cumulative return on their outstanding adjusted capital contribution account. After such time, the distributions will be allocated 90% to our limited partners and 10% to our General Partner.

     At December 31, 2005 and 2004, we had total assets of $470,923 and $11,762,907, respectively. For the year ended December 31, 2005, our revenue from rental income and finance income was $397,986 which included one lease which accounted for approximately 92% of our rental income and finance income. We incurred a net loss for the year ended December 31, 2005 of $722,271. For the year ended December 31, 2004, our revenue from rental income and finance income was $987,059, which included one lease which accounted for approximately 95% of our rental income and finance income. We incurred a net loss for the year ended December 31, 2004 of $1,539,695. For the year ended December 31, 2003, our revenue from rental income and finance income was $1,551,556, which included two leases which accounted for approximately 85% of our rental income and finance income. We incurred net income for the year ended December 31, 2003 of $2,892,420.

     At December 31, 2005 we have no remaining leases and are in the process of winding up our operations which we expect to complete during the spring of 2006.

     Segment Information

     We have only one operating segment: the business of acquiring and managing equipment subject to leases with companies that we generally believe to be creditworthy.

     Competition

     The equipment leasing industry is highly competitive. When seeking leasing transactions for sale, we compete with leasing companies, manufacturers that lease their products directly, equipment brokers and dealers and financial institutions, including commercial banks and insurance companies. Many competitors are larger than us and have greater financial resources than we do.

     Employees

     We have no direct employees. Our General Partner has full and exclusive control over our management and operations.

     Available Information

     Our Annual Report on Form 10-K and our most recent Quarterly Reports on Form 10-Q and amendments to those reports, if any, and our Current Reports on Form 8-K and any amendments to those reports, are available free of charge on our internet website at http://www.iconcapital.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission. This information is also available on the Securities and Exchange Commission's website, at http://www.sec.gov.

Item 1A. Risk Factors

     We are in our disposition period and we anticipate completing our disposition during the spring of 2006. You should carefully read and consider these risks, together with all other information in this Annual Report on Form 10-K. If any of the following risks actually occur, our business, operating results and financial condition could be adversely affected.

     Uncertainties associated with the equipment leasing business may affect our business, operating results and financial condition.

     We are subject to a number of uncertainties associated with the equipment leasing business which may affect our business, operating results and financial condition. These include:

o        the technological and economic obsolescence of equipment;
o        management and other fees paid by us; and
o        increases in our expenses (including taxes and insurance expense).

     Our General Partner's decisions are subject to conflicts of interest with us.

     Our General Partner could be confronted with decisions in which it will have an economic incentive to place its interests above our interests. Our General Partner sponsors and currently manages seven other equipment leasing businesses. See "Item 13. Certain Relationships and Related Transactions."

Item 1B. Unresolved Staff Comments

         None.

Item 2. Properties

     We neither own nor lease office space or any other real property in our business at the present time.

Item 3. Legal Proceedings

     In the ordinary course of conducting our business, we are subject to certain claims, suits, and complaints filed against us. In the opinion of General Partner, the outcome of such matters, if any, will not have a material impact on our consolidated financial position or results of operations. No material legal proceedings are currently pending against us or against any of our assets.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders for the fourth quarter 2005.

                                     PART II

Item 5.  Market for the  Registrant's  Securities  and Related  Security  Holder
Matters

     Our limited partnership units are not publicly traded nor is there currently a market for our limited partnership units. It is unlikely that any such market will develop.

                                                    Number of Partners
               Title of Class                      as of March 15, 2006
         ---------------------------         -------------------------------
               General Partner                               1
              Limited Partners                             3,703

     We pay monthly distributions to our partners beginning with the first month after admission to the Partnership through the termination of the reinvestment period, which was July 31, 1998. Since the termination of the reinvestment period we have paid distributions to our partners as our cash flow permits. For the three years ended December 31, 2005 distributions to our limited partners totaled $749,414, $299,372 and $1,621,978, respectively. For the three years ended December 31, 2005, distributions to our General Partner totaled $7,573, $3,024 and $16,383, respectively.

     Our reinvestment period ended July 31, 1998. During the disposition period, we have and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and begin the orderly termination of our operations and affairs. We have not and will not invest in any additional new finance or lease transactions during the disposition period. We anticipate completing our disposition period during the spring of 2006.

     In order for National Association of Securities Dealers ("NASD") members and their associated persons to have participated in the offering and sale of interests in limited partnership units (the "Units") pursuant to the offering or to participate in any future offering of our Units, we are required, pursuant to NASD Rule 2710(c)(6) to disclose in each annual report distributed to our limited partners a per unit estimated value of our Units, the method by which we developed the estimated value and the date used to develop the estimated value. In addition, our General Partner must prepare annual statements of our estimated Unit values to assist fiduciaries of retirement plans subject to the annual reporting requirements of the Employee Retirement Income Security Act ("ERISA") in the preparation of their reports relating to an investment in our Units. For these purposes, we estimated that the value per unit is $0.82 at September 30, 2005.

     This estimate was based on the amount of remaining undiscounted lease payments on our existing leases, the booked estimated residual values of the equipment held by us upon the termination of those leases and our cash on hand. From this amount we then subtracted our total debt outstanding and then divided that sum by the total number of Units outstanding. This valuation was based solely on our General Partner's perception of market conditions and the types and amounts of our assets. No independent valuation was sought. However, as set forth below, there is no significant public trading market for our Units at this time. The foregoing valuation was performed solely for the ERISA and NASD purposes described above. There is no market for our Units, and, accordingly, this value does not represent an estimate of the amount a limited partner would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount we may actually receive if and when we seek to liquidate our assets or the amount of lease payments and equipment disposition proceeds we will actually receive over our remaining term. Our Units are not publicly traded nor is there currently a market for our Units. It is unlikely that any such market will develop.

Item 6. Selected Consolidated Financial Data

     The selected consolidated financial data should be read together with the consolidated financial statements and related notes included in Item 8.
Consolidated Financial Statements contained elsewhere in our Annual Report on Form 10-K.

                                                                         Year Ended December 31,
                                                                         ----------------------
                                                       2005            2004           2003             2002            2001
                                                       ----            -----          ----             ----            ----
 Total revenue                                        $  587,096    $  1,148,803   $  2,172,265      $ 5,853,738    $  5,387,932
                                                      ==========    ============   ============      ===========    ============
 Net (loss) income (a)                                $ (722,271)   $ (1,539,695)  $ (2,892,420)     $ 2,301,648    $ (1,395,324)
                                                      ==========    ============   ============      ===========    ============
 Net (loss) income allocable to limited partners (a)  $ (715,048)   $ (1,524,298)  $ (2,863,496)     $ 2,278,632    $(1,381,371)
                                                      ==========    ============   ============      === =======    ============
 Net (loss) income allocable to general partner (a)   $   (7,223)   $    (15,397)  $    (28,924)     $    23,016    $    (13,953)
                                                      ==========    ============   ============      ===========    ============

 Weighted average number of limited
     partnership units outstanding                       607,856         607,856        607,856          607,856         607,856
                                                      ==========    ============   ============      ===========    ============
 Net (loss) income per weighted average
     limited partnership unit(a)                      $    (1.18)   $      (2.51)  $      (4.71)     $      3.75    $      (2.27)
                                                      ==========    ============   ============      ===========    ============

 Distributions to limited partners                    $  749,414    $    299,372   $  1,621,978      $ 2,594,024    $  1,356,383
                                                      ==========    ============   ============      ===========    ===========
 Distributions per weighted average
     limitedpartnerunit                               $     1.23    $       0.49   $       2.67      $      4.27    $       2.23
                                                      ==========    ============   ============      ===========    ============
 Distributions to the general partner                 $    7,573    $      3,024   $     16,383      $    26,202    $     13,564
                                                      ==========    ============   ============      ===========    ============

                                                                                  December 31,
                                                                                  ------------
                                                       2005            2004           2003            2002            2001
                                                       ----            ----           ----            ----            ----
 Total assets                                         $  470,923    $ 11,762,907   $ 15,496,680      $22,507,394    $ 32,783,624
                                                      ==========    ============   ============      ===========    ============
 Notes payable                                        $      -      $  9,674,432   $  9,565,050      $11,352,510    $ 21,862,616
                                                      ==========    ============   ============      ===========    ============
 Partners' equity                                     $  443,576    $  1,922,834   $  3,764,925      $ 8,295,706    $  8,614,284
                                                      ==========    =  =========   ============      ===========    ============


(a) During the year ended December 31, 2003 we recorded an impairment loss of $1,500,000 or $2.47 per weighted average limited partnership unit.


Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     Our General Partner's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in "Part I. Forward-Looking Statements" and "Item 1A. Risk Factors" located elsewhere in this Annual Report on Form 10-K.

     Overview

     We are an equipment leasing fund formed on November 7, 1991. We began active operations on July 6, 1992. We primarily engaged in the business of acquiring equipment subject to lease and, to a lesser degree, acquiring ownership rights to items of leased equipment at lease expiration. Some of our equipment leases were acquired for cash and provided current cash flow, which we refer to as "income" leases. The majority of the purchase price of our other equipment leases was financed, so these leases generated little or no current cash flow because substantially all the rental payments received from a lessee was paid to a lender. For these "growth" leases, we anticipated that the future value of the leased equipment would exceed the cash portion of the purchase price paid for the equipment. We are currently completing our disposition period, wherein we have sold all of our assets and are seeking to wind up operations during the spring of 2006.

     Lease and Other Significant Transactions

     During the year ended December 31, 2005, we engaged in the following sales of leased equipment. We did not purchase, finance or sell any equipment for the years ended December 31, 2004 and 2003.

     Chemical Industry

     We had a 25% interest in a sodium chlorate production facility subject to lease with EKA Chemicals, Inc. We received rental payments of $186,250 each during July and December 2005. The lease expired with the final rental payment in December 2005 and the title in the equipment passed to EKA Chemicals, Inc. for a one dollar buy out.

     Sale of two McDonnell Douglas MD-83 Aircraft

     We, along with ICON Cash Flow Partners L.P. Six ("L.P. Six"), had ownership interests of 1% and 99%, respectively, in ICON Cash Flow Partners L.L.C. II ("LLC II"). LLC II owned a McDonnell Douglas MD-83 aircraft on lease with Aerovias de Mexico, S.A. de C.V. ("Aeromexico") which expired during January 2005. Aeromexico continued to operate the aircraft after the lease expiration and was making monthly rental payments in accordance with the terms of the expired lease. On October 21, 2005, LLC II sold the aircraft to FINOVA Capital Corporation ("FINOVA") in exchange for the outstanding non-recourse debt balance owed to FINOVA of approximately $9,600,000. The gain on this sale was approximately $637,000 of which our portion is approximately $6,300.

     We along with L.P. Six, had ownership interests of 99% and 1%, respectively, in ICON Cash Flow Partners L.L.C. ("ICON LLC"). ICON LLC owned a McDonnell Douglas MD-83 aircraft on lease with Aermexico which expired during January 2005. Aeromexico continued to operate the LLC Aircraft after the lease expiration and was making monthly rental payments in accordance with the terms of the expired lease. On June 14, 2005, ICON LLC sold the aircraft to FINOVA in exchange for the outstanding balance of non-recourse debt and accrued interest owed to FINOVA of approximately $9,831,000. The gain on this sale was approximately $180,000, of which our portion is approximately $178,000.

     Aircraft Rotables

On December 28, 2005 we sold our aircraft parts ("rotables") to ICON Income Fund Eight A L.P., an entity also managed by our General Partner, for approximately $133,000 which was determined to be the fair value. Fair value was determined based upon the present value of recent sales offers from unrelated third parties.

     1976 McDonnell Douglas DC-10-30 Aircraft

     On December 28, 2005 we sold our entire 1.0% ownership interest in ICON Cash Flow Partners L.L.C. III to ICON Cash Flow Partners L.P. Seven, an entity also managed by our General Partner, for approximately $20,000 which was determined to be the fair value. Fair value was determined based upon cash flow analysis of the remaining rental payments.

     Current Business Environment and Outlook

     The United States economy appears to be recovering, and the leasing industry's outlook for the foreseeable future is encouraging. The November 2005 Economic Vital Signs Report by the United States Joint Economic Committee stated that fears stemming from economic impact of natural disasters appear unfounded, that gross domestic product (GDP) increased 3.8% during the third quarter 2005. As conditions for capital investment remain favorable and indicate continued growth, we anticipate that capital spending by corporations should continue to increase in 2006. Increased capital spending may increase available leases thereby creating more opportunities in the leasing market. We believe the leasing industry's outlook for the foreseeable future is encouraging.

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

     New Accounting Pronouncements

     On June 1, 2005 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 154 "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes" ("APB 20") and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable for fiscal years beginning after December 15, 2005. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. We do not expect the adoption of SFAS 154 to have an impact on our financial position or results of operations.

     Our General Partner does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying financial statements.

     Critical Accounting Policies

     An appreciation of our critical accounting policies is necessary to understand our financial results. These policies may require our General Partner to make difficult and subjective judgments regarding uncertainties, and as a result, such estimates may significantly impact our financial results. The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes. We applied our critical accounting policies and estimation methods consistently in all periods presented. We consider the following accounting policies to be critical to our business:

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

     Our General Partner has an investment committee that approves each new equipment acquisition. As part of their process, they determine the residual value to be used once the acquisition has been approved. The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment being considered, how the equipment is integrated into the potential lessees business, the length of the lease and industry in which the potential lessee operates. Residual values are reviewed in accordance with our policy to review all significant assets in our portfolio.

     Asset Impairments

     The significant assets in our asset portfolio are periodically reviewed, at least annually, by our General Partner, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Our General Partner uses a qualified independent third party appraiser to assist in the review process. An impairment loss will be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. In such circumstances, we will estimate the future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. Future cash flows are the cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. An impairment loss will be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

     The events or changes in circumstances which generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than our carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and our residual position in the asset. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse debt where the lessee remits their rental payments directly to the lender and we do not recover our residual position until the non-recourse debt is repaid in full.

Results of Operations for the Years Ended December 31, 2005 ("2005") and 2004 ("2004")

     We sold our final leased assets during December 2005 and we have no remaining assets other than cash. We anticipate liquidating during the spring of 2006.

     Revenue for 2005 and 2004 are summarized as follows:



                                                                   Years Ended December 31,
                                                                   ------------------------
                                                             2005            2004         Change
                                                             ----            ----         ------
 Total revenue                                            $  587,096    $  1,148,803   $   (561,707)
                                                          ==========    ============   ============

 Rental income                                            $  388,595    $    948,108   $   (559,513)
 Finance income                                           $    9,391    $      38,951  $    (29,560)
 Net gain (loss) on sales of equipment                    $  192,058    $   (939,642)  $  1,131,700
 Loss from investments in joint ventures                  $  (13,082)   $    (65,373)  $      52,291
 Interest and other income                                $   10,134    $  1,166,759   $ (1,156,625)


     Total revenue for 2005 decreased $561,707, or 48.9% as compared to 2004 which was consistent with our winding up of operations during 2005. The decrease in rental income was primarily due to the sale of our interest in a McDonnell Douglas MD-83 aircraft, in June 2005, which was on lease to Aeromexico. The increase in net gain (loss) on sales of equipment was due to more gains recognized on sales of equipment in 2005 as compared to 2004 in which we incurred losses on the sales of equipment. The decrease in interest and other income was primarily due to the write-off recoveries which were written off to income in 2004.

         Expenses for 2005 and 2004 are summarized as follows:

                                                                   Years Ended December 31,
                                                                   ------------------------
                                                             2005            2004          Change
                                                             ----            ----          ------

 Total expenses                                           $1,309,367    $  2,688,498   $ (1,379,131)
                                                          ==========    ============   ============

 Depreciation and amortization                            $       -     $  1,201,433   $ (1,201,433)
 Impairment loss                                          $  634,798    $        -     $    634,798
 Interest                                                 $  522,367    $  1,175,309   $   (652,942)
 General and administrative                               $   99,063    $    218,354   $   (119,291)
 Management fees - General Partner                        $   35,059    $     70,427   $    (35,368)
 Administrative expense reimbursements - General Partner  $   76,932    $     32,923   $     44,009
 Reversal of provision for bad debts                      $  (59,094)   $    (27,928)  $    (31,166)
 Minority interest                                        $      242    $     17,980   $    (17,738)


     Total expenses for 2005 decreased by $1,379,131, or 51.3% as compared to 2004. The decrease is consistent with our winding up of operations during 2005.During 2005 we sold all of our leased equipment.

     Net Loss

     As a result of the foregoing factors, net loss for 2005 was $722,271 as compared to a net loss of $1,539,695 for 2004.The net loss per weighted average number of limited partnership units outstanding was $1.18 for 2005 as compared to a net loss per weighted average number of limited partnership units outstanding of $2.51 for 2004.

Results of Operations for the Years Ended December 31, 2004 ("2004") and 2003 ("2003")

     Revenue for 2004 and 2003 are summarized as follows:


                                                                  Years Ended December 31,
                                                                  ------------------------
                                                              2004             2003        Change
                                                              ----             ----        ------
 Total revenue                                            $1,148,803       $2,172,265  $ (1,023,462)
                                                          ==========       ==========  ============

 Rental income                                            $  948,108       $1,085,543  $   (137,435)
 Finance income                                           $   38,951       $  466,013  $   (427,062)
 Net gain (loss) on sales of equipment                    $ (939,642)      $  309,286  $ (1,248,928)
 Loss from investments in joint ventures                  $  (65,373)      $  (86,852) $     21,479
 Interest and other income                                $1,166,759       $  398,275  $    768,484

     Total revenue for 2004 decreased by $1,023,462, or 47.1%, as compared to 2003. The decrease in rental income was due primarily to lease terminations in the Summit portfolio.Finance income decreased due to the continued reduction in the average size of our finance lease portfolio.We incurred a net loss on sales of our equipment due to a larger number of terminations at a loss during 2004 as compared to 2003.Approximately $697,500 of the net loss on equipment sales originated from our majority owned subsidiary, ICON Receivables 1997-B LLC ("1997-B"), which was liquidated in December 2004, and was the result of approximately 170 small leases that were terminated during 2004.The increase in interest income and other income related primarily to revised estimates, from our majority owned subsidiary, where certain liabilities relating to previously terminated leases were deemed by us to no longer be valid at December 31, 2004.

         Expenses for 2004 and 2003 are summarized as follows:

                                                                   Years Ended December 31,
                                                                   ------------------------
                                                             2004           2003           Change
                                                             ----           ----           ------
 Total expenses                                           $2,688,498    $  5,064,685   $(2,376,187)
                                                          ==========    ============   ============

 Depreciation and amortization                            $1,201,433    $  1,611,540   $   (410,107)
 Impairment loss                                          $       -     $  1,500,000   $ (1,500,000)
 Interest                                                 $1,175,309    $  1,160,763   $     14,546
 General and administrative                               $  218,354    $    575,104   $   (356,750)
 Management fees - General Partner                        $   70,427    $    208,593   $   (138,166)
 Administrative expense reimbursements - General Partner  $   32,923    $    128,341   $    (95,418)
 Reversal of provision for bad debts                      $  (27,928)   $         -    $    (27,928)
 Minority interest                                        $   17,980    $   (119,656)  $    137,636


     Total expenses for 2004 decreased by $2,376,187, or 46.9%, over 2003.The decrease in expenses was a result of overall reduced fund activity.The decrease in depreciation was due to our General Partner's decision to discontinue depreciation on the Aeromexico aircraft at October 1, 2004 due to the value of the aircraft approximating its fair value at that time.The decrease in impairment loss was due to a one-time impairment charge on the Aeromexico aircraft in 2003.The decrease in general and administrative expenses was primarily a result of a reduction in professional fees due to the above mentioned reduction in fund activity.The decreases in management fees - General Partner and administrative expense reimbursements - General Partner were a result of the reduction in the average size of our lease portfolio.The increase in minority interest is a function of the level of income or loss in the consolidated joint ventures, particularly in 1997-B.

     Net Loss

     As a result of the foregoing factors, net loss in 2004 was $1,539,695 as compared to a net loss of $2,892,420 for 2003.The net loss per weighted average number of limited partnership units outstanding was $2.51 for 2004 as compared to a net loss per weighted average number of limited partnership units outstanding was $4.71 in 2003.

     Liquidity and Capital Resources

     Sources and Uses of Cash

     Our primary sources of cash for 2005 and 2004 were from operations and investing activities.For the years ended December 31, 2005 and 2004 we had positive cash flows from operating activities of approximately $353,000 and $421,000, respectively.For the years ended December 31, 2005 and 2004 we received approximately $254,000 and $593,000, respectively, from sales of equipment.

     Our primary use of cash for the years ended 2005 and 2004 were cash distributions to partners of approximately $757,000 and $302,000, respectively.Additionally, during 2004 we repaid our non-recourse debt of approximately $146,000.

     Financings and Recourse Borrowings

         At December 31, 2005, we are not a party to any non-recourse debt.

     Based upon our current level of operations, we believe that the cash we have available will be adequate to meet our short-term liquidity needs and to complete our disposition period which we anticipate will be during the spring of 2006. Distributions

     We pay monthly distributions to our partners beginning with their admission to the Partnership through the termination of the reinvestment period, which was July 31, 1998.For the three years ended December 31, 2005 we paid distributions to our limited partners totaling $749,414, $299,372 and $1,621,978, respectively. For the three years ended December 31, 2005 we paid distributions to our General Partner totaling $7,573, $3,024 and $16,383, respectively.

     Contractual Obligations and Commitments

     At December 31, 2005 we have no contractual obligations and are not a party to non-recourse or recourse debt.

     Off-Balance Sheet Transactions

          None.

Item 7A. Qualitative and Quantitative Disclosures About Market Risk

     We, like most other companies, are exposed to certain market risks, which includes changes in interest rates and the demand for equipment (and the related residuals) owned by us.We believe that our exposure to other market risks, including foreign currency exchange rate risk, commodity risk and equity price risk, are insignificant, at this time, to both our financial position and our results of operations.

Item 8.Consolidated Financial Statements

     Index to Financial Statements

     Report of Independent Registered Public Accounting Firm               13

     Consolidated Balance Sheets at December 31, 2005 and 2004             14

     Consolidated Statements of Operations for the Years Ended
       December 31, 2005, 2004 and 2003                                    15

     Consolidated Statement of Changes in Partners' Equity for the
       Years Ended December 31, 2003, 2004 and 2005                        16

     Consolidated Statements of Cash Flows for the Years Ended
       December 31, 2005, 2004 and 2003                                    17

     Notes to Consolidated Financial Statements                            19

The Partners
ICON Cash Flow Partners, L.P., Series E


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     We have audited the accompanying consolidated balance sheets of ICON Cash Flow Partners, L.P., Series E (a Delaware limited partnership) and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in partners' equity, and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICON Cash Flow Partners, L.P., Series E and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1, the Partnership's reinvestment period ended July 31, 1998 and its disposition period commenced. As of December 31, 2005 the Partnership has disposed of its entire equipment portfolio and related assets and anticipates winding up operations during 2006.

/s/ Hays & Company LLP

March 7, 2006
New York, New York

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)
                           Consolidated Balance Sheets
                                  December 31,

                                     ASSETS


                                                           2005               2004
                                                           -----             ----
 Cash and cash equivalents                                $  470,923    $    598,455
                                                          ----------    ------------

 Investments in finance leases:
      Minimum rents receivable                                     -         617,849
      Estimated unguaranteed residual values                       -          55,813
      Unearned income                                              -         (10,437)
      Allowance for doubtful accounts                              -         (59,094)
                                                          ----------    ------------

         Net investments in finance leases                         -         604,131
                                                          ----------    ------------

 Investment in operating lease:
      Equipment, at cost                                           -      19,207,984
      Accumulated depreciation                                     -      (9,557,751)
                                                          ----------    ------------

         Net investment in operating lease                         -       9,650,233
                                                          ----------    ------------

 Equipment held for sale, net                                      -         852,283
 Investments in joint ventures                                     -          57,805
                                                          ----------    ------------

         Total assets                                     $  470,923    $ 11,762,907
                                                          ==========    ============


                        LIABILITIES AND PARTNERS' EQUITY

 Notes and accrued interest payable - non-recourse        $        -    $  9,674,432
 Security deposits, deferred credits and other payables        1,613         135,917
 Due to General Partner and affiliates                        25,734           4,715
 Minority interest                                                 -          25,009
                                                          ----------    ------------

      Total liabilities                                       27,347       9,840,073
                                                          ----------    ------------

 Commitments and Contingencies

 Partners' equity:
      General Partner                                       (515,292)       (500,496)
      Limited Partners (607,856 units outstanding,
         $100 per unit original issue price)                 958,868       2,423,330
                                                          ----------    ------------

      Total partners' equity                                 443,576       1,922,834
                                                          ----------    ------------

      Total liabilities and partners' equity              $  470,923    $ 11,762,907
                                                          ==========    ===========

See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)
                      Consolidated Statements of Operations
                            Years Ended December 31,



                                                           2005            2004            2003
                                                           -----           ----           ----
 Revenue:
      Rental income                                       $  388,595        $948,108   $  1,085,543
      Finance income                                           9,391          38,951        466,013
      Net gain (loss) on sales of equipment                  192,058       (939,642)        309,286
      Loss from investments in joint ventures               (13,082)        (65,373)        (86,852)
      Interest and other income                               10,134       1,166,759        398,275
                                                          ----------    ------------   ------------

         Total revenue                                       587,096       1,148,803      2,172,265
                                                          ----------    ------------   ------------

 Expenses:
      Depreciation and amortization                                -       1,201,433      1,611,540
      Impairment loss                                        634,798               -      1,500,000
      Interest                                               522,367       1,175,309      1,160,763
      General and administrative                              99,063         218,354        575,104
      Management fees - General Partner                       35,059          70,427        208,593
      Administrative expense reimbursements
        - General Partner                                     76,932          32,923        128,341
      Reversal of provision for bad debts                    (59,094)        (27,928)            -
      Minority interest                                          242          17,980       (119,656)
                                                          ----------    ------------   ------------

         Total expenses                                    1,309,367       2,688,498      5,064,685
                                                          ----------    ------------   ------------

 Net loss                                                 $ (722,271)   $ (1,539,695)  $ (2,892,420)
                                                          ==========    ============   ============

 Net loss allocable to:
      Limited Partners                                    $ (715,048)   $ (1,524,298)  $ (2,863,496)
      General Partner                                         (7,223)        (15,397)       (28,924)
                                                          ----------    ------------   ------------

                                                          $ (722,271)   $ (1,539,695)  $ (2,892,420)
                                                          ==========    ============   ============

 Weighted average number of
      limited partnership units outstanding                  607,856         607,856        607,856
                                                          ==========    ============   ============

 Net loss per weighted average
      limited partnership unit                            $    (1.18)   $      (2.51)  $      (4.71)
                                                          ==========    ============   ============

See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)
              Consolidated Statement of Changes in Partners' Equity
                  Years Ended December 31, 2003, 2004 and 2005



                               Limited Partner                                      Total
                                     Units         Limited         General         Partners'
                                  Outstanding      Partners        Partner          Equity
                                  -----------      --------        -------          ------

 Balance, January 1, 2003          607,856          8,732,474       (436,768)       8,295,706

 Cash distributions to partners                    (1,621,978)       (16,383)      (1,638,361)
 Net loss                                -         (2,863,496)       (28,924)      (2,892,420)
                                   -------         ----------      ---------      -----------

 Balance, December 31, 2003        607,856          4,247,000       (482,075)       3,764,925
 Cash distributions to partners                     (299,372)         (3,024)        (302,396)
 Net loss                                -         (1,524,298)       (15,397)      (1,539,695)
                                   -------         ----------      ---------      -----------

 Balance, December 31, 2004        607,856          2,423,330       (500,496)       1,922,834
 Cash distributions to partners                      (749,414)        (7,573)       (756,987)
 Net loss                                -           (715,048)        (7,223)       (722,271)
                                   -------         ----------      ---------       ---------

 Balance, December 31, 2005        607,856         $  958,868      $(515,292)     $   443,576
                                   =======         ==========      =========      ===========

See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)
                      Consolidated Statements of Cash Flows
                            Years Ended December 31,



                                                                          2005               2004             2003
                                                                          ----               ----             ----
 Cash flows from operating activities:
      Net loss                                                          $  (722,271)    $ (1,539,695)    $ (2,892,420)
      Adjustments to reconcile net loss to net cash
         provided by operating activities:
            Rental income paid directly to lenders by lessees              (365,000)        (900,000)        (900,000)
            Finance income portion of receivables
               paid directly to lenders by lessees                                -                -          (41,561)
            Interest expense on non-recourse financing
               paid directly to lenders by lessees                          365,000          900,000        1,129,191
            Depreciation and amortization                                         -        1,201,433        1,611,540
            Impairment loss                                                 634,798                -        1,500,000
            Reversal of provision for bad debts                                   -          (27,928)                -
            Net (gain) loss on sales of equipment                          (251,152)         939,642         (309,286)
            Loss from investments in joint ventures                          13,082           65,373           86,852
            Non-cash portion of interest income and other                   (10,695)      (1,039,562)                -
            Minority interest                                                   242           17,980         (119,656)
      Changes in operating assets and liabilities:
            Collection of principal - non-financed receivables              549,363          372,500        1,371,885
            Other assets, net                                                     -                -          462,791
            Accrued interest payable                                        157,367          275,309                -
            Security deposits, deferred credits and other payables          (38,647)          92,743         (983,321)
            Deferred rental income                                                -          111,784          635,154
            Due to General Partner and affiliates, net                       21,019          (48,080)          65,410
                                                                        -----------     ------------     ------------

 Net cash provided by operating activities                                  353,106          421,499        1,616,579
                                                                        -----------     ------------     ------------

 Cash flows from investing activities:
      Proceeds from sales of equipment                                      253,833          592,744          484,966
      Proceeds from sales of investments in joint ventures                   19,541                -                -
      Distributions received from joint ventures                              3,000            3,416             3,043
      Distributions to minority interest holders                                  -          (51,532)               -
                                                                        -----------     ------------     -------------


 Net cash provided by investing activities                                  276,374          544,628          488,009
                                                                        -----------     ------------     ------------

 Cash flows from financing activities:
      Principal payments on non-recourse debt                                   (25)        (145,594)      (1,132,717)
      Cash distributions to partners                                       (756,987)        (302,396)      (1,638,361)
                                                                        -----------     ------------     ------------

 Net cash used in financing activities                                     (757,012)        (447,990)      (2,771,078)
                                                                        -----------     ------------     ------------

 Net (decrease) increase in cash and cash equivalents                       (127,532)        518,137        (666,490)
 Cash and cash equivalents, beginning of the year                            598,455          80,318          746,808
                                                                        ------------    ------------     ------------

 Cash and cash equivalents, end of the year                             $    470,923    $    598,455     $     80,318
                                                                        ============    ============     ============

See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)
                      Consolidated Statements of Cash Flows
                            Years Ended December 31,




                                                                                2005        2004        2003
                                                                                ----        ----        ----
 Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                                $      -    $      -    $      -
                                                                              ========    ========    ========

 Supplemental disclosure of non-cash investing and financing activities:
      Rental income from operating lease paid directly to lender by lessee    $365,000    $900,000    $900,000
                                                                              ========    ========    ========
      Principal and interest on non-recourse financing paid directly
         to lender by lessee                                                  $365,000    $900,000    $900,000
                                                                              ========    ========    ========

See accompanying notes to consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004


(1)    Organization

     ICON Cash Flow Partners, L.P., Series E (the "Partnership") was formed in November 1991 as a Delaware limited partnership.The Partnership will continue until December 31, 2010, unless terminated sooner.The Partnership is engaged in one business segment, the business of acquiring equipment subject to leases.

     The principal objective of the Partnership was to obtain the maximum economic return from its investments for the benefit of its partners. To achieve this objective, the Partnership: (i) acquired a diversified portfolio of leases and financing transactions; (ii) made monthly cash distributions to its partners commencing with each partner's admission to the Partnership, continuing through the reinvestment period, which ended on July 31, 1998; (iii) re-invested substantially all undistributed cash from operations and cash from sales of equipment and financing transactions during the reinvestment period; and (iv) disposed of the Partnership's investments and is distributing the cash from sales of such investments to its partners during the disposition period.

     The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut corporation. The General Partner manages and controls the business affairs, including but not limited to, the Partnership's equipment leases and financing transactions under the terms of a management agreement with the Partnership.Additionally, the General Partner has a 1% ownership interest in the Partnership.

     The Partnership's reinvestment period ended July 31, 1998 and the Partnership commenced its disposition period. During the disposition period the Partnership is distributing substantially all distributable cash from operations and equipment sales to the partners and will continue the orderly termination of its operations and affairs.The Partnership will not invest in any additional finance or lease transactions during the disposition period.The Partnership has disposed of its entire portfolio and related assets and anticipates winding up its operations during the spring of 2006.

     The Partnership's maximum offering was $80,000,000.The Partnership commenced business operations on its initial closing date, July 6, 1992, with the admission of 13,574 limited partnership units.Between July 7, 1992 and July 31, 1993 the Partnership's final closing date, 596,837 additional limited partnership units were sold bringing the total admissions to 610,411 limited partnership units representing $61,041,151 of capital contributions.Between 1994 and 2005, the Partnership redeemed 2,555 limited partnership units resulting in 607,856 limited partnership units outstanding at December 31, 2005.

     Partners' capital accounts are increased for their initial capital contribution plus their proportionate share of earnings and decreased by their proportionate share of losses and distributions. Profits, losses, cash distributions and disposition proceeds are allocated 99% to the limited partners and 1% to the General Partner until each limited partner has received cash distributions and disposition proceeds sufficient to reduce its adjusted capital contribution account to zero and receive, in addition, other distributions and allocations which would provide a 10% per annum cumulative return on their outstanding adjusted capital contribution account.After such time, the distributions will be allocated 90% to the limited partners and 10% to the General Partner.

     Consolidation and Minority Interest

     The  consolidated   financial   statements  include  the  accounts  of  the
Partnership and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004

(2)    Summary of Significant Accounting Policies

     The Partnership accounts for its interests in minority owned joint ventures where the Partnership's ownership percentage is 5% to 50%, under the equity method of accounting.In such cases, the Partnership's original investments are recorded at cost and adjusted for its share of earnings, losses and distributions.

      Cash and Cash Equivalents

     Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less when purchased.

     Concentration of Credit Risk

     Concentrations of credit risk with respect to lessees are dispersed across different industry segments within the United States of America and throughout the world; accordingly the Partnership is exposed to business and economic risk. Although the Partnership does not currently foresee a concentrated credit risk associated with these lessees, lease payments are dependent upon the financial stability of the segments in which they operate.

     Allowance for Doubtful Accounts

     The Partnership estimates collectibility of receivables by analyzing historical bad debts, lessee concentrations and credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.The Partnership records an allowance for doubtful accounts when the analysis indicates that the probability of full collection is unlikely.

      Investment in Operating Leases

     Operating leases are stated at cost less accumulated depreciation.Depreciation is being provided for using the straight-line method over the term of the related equipment lease to its estimated residual value at lease end.Upon final disposition of the equipment, the cost and related accumulated depreciation will be removed from the accounts and the resulting profit or loss will be reflected in the consolidated statement of operations.Revenues from operating leases are recognized on a straight line basis over the lives of the related leases.

     Asset Impairments

     The Partnership's asset portfolio is periodically reviewed, at least annually, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.An impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value.If there is an indication of impairment, the Partnership estimates the future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition.Future cash flows are the cash inflows expected to be generated by an asset less the cash outflows expected to be necessary to obtain those inflows.If an impairment is determined to exist, an impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

                    ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004

(2)    Summary of Significant Accounting Policies - continued

     The events or changes in circumstances which generally indicate that an asset may be impaired are (i) the estimated fair value of the underlying equipment is less than its carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and our residual position in the asset.Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits their rental payments directly to the lender and the Partnership does not recover its residual position until the non-recourse note payable is repaid in full.

     Equipment Held for Sale

     Equipment held for sale is recorded at the lower of cost or fair value expected to be realized upon sale and consists of equipment previously leased to end users which has been returned to the Partnership following lease expiration.

     Redemption of Limited Partnership Units

     The Partnership may, at its discretion, redeem units from a limited number of its limited partners, in any one year, as defined in the partnership agreement.The redemption amounts are calculated following a specified redemption formula in accordance with the limited partnership agreement.Redeemed units have no voting rights and do not share in distributions.Redeemed limited partnership units are accounted for as a reduction from partners' equity.

     Per Unit Data

     Net income (loss) and distributions per unit are based upon the weighted average number of units outstanding during the year.

     Revenue Recognition

     The Partnership leases equipment to third parties which may be classified as either a finance lease or an operating lease, which is determined based upon the terms of each lease.Initial direct costs are capitalized and amortized over the term of the related lease for a finance lease.For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated.

     For finance leases, the Partnership records, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease and the related unearned income.Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

     For operating leases, rental income is recognized on the straight line method over the lease term.Billed and uncollected operating lease receivables are included in other assets.Deferred income is the difference between the timing of the cash payments and the income recognized on a straight line basis.

                    ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004

(2)    Summary of Significant Accounting Policies - continued

     Income Taxes

     The Partnership is taxed as a partnership for Federal and state income tax purposes.No provision for income taxes has been recorded since the liability for such taxes is that of each of the individual limited partner's rather than the Partnership's.The Partnership's income tax returns are subject to examination by the Federal and state taxing authorities, and changes, if any, could adjust the individual income tax of the limited partner's.

     Fair Value of Financial Instruments

     Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Values of Financial Instruments," requires disclosures about the fair value of financial instruments.Separate disclosure of fair value information at December 31, 2005 and 2004 with respect to the Partnership's assets and liabilities is not separately provided since (i) SFAS No. 107 does not require fair value disclosures of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments, and the recorded value of notes payable approximates market value.

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.Actual results could differ from those estimates.

     Recent Accounting Pronouncements

     On June 1, 2005 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 154 "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes" ("APB 20") and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle.SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable for fiscal years beginning after December 15, 2005.APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.The Partnership does not expect the adoption of SFAS 154 to have an impact on its financial position or results of operations.

     The General Partner does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004

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

     ICON Cash Flow Partners L.L.C.

     The Partnership and an affiliate, ICON Cash Flow Partners L.P. Six ("L.P. Six"), had ownership interests of 99% and 1%, respectively, in ICON Cash Flow Partners L.L.C. ("ICON LLC").ICON LLC owned a McDonnell Douglas MD-83 aircraft (the "LLC Aircraft") on lease with Aerovias de Mexico, S.A. de C.V. ("Aeromexico") for $75,000 per month. This lease expired during January 2005. Aeromexico continued to operate the LLC Aircraft after the lease expiration and was making monthly rental payments in accordance with the terms of the expired lease.

     On June 14, 2005, ICON LLC sold the LLC Aircraft to FINOVA Capital Corporation ("FINOVA") in exchange for the then outstanding balance of the non-recourse debt and accrued interest owed to FINOVA of approximately $9,831,000.Given the depressed market for aircraft of this type, the General Partner determined that any remarketing opportunity would not benefit the Partnership given the amount of the outstanding debt and the maintenance upgrades that may have been required to the LLC Aircraft. Accordingly, the General Partner decided it was in the best interest of the Partnership to sell the LLC Aircraft to FINOVA in full satisfaction of the outstanding balance of the debt.The gain on this sale was approximately $180,000, of which the Partnership's portion is approximately $178,000.

     ICON Receivables 1997-B L.L.C.

     The  Partnership  along with two  affiliates,  L.P.  Six and ICON Cash Flow
Partners L.P. Seven ("L.P. Seven") formed ICON Receivables 1997-B L.L.C. ("1997-B") and contributed or assigned equipment leases, finance receivables and residuals to 1997-B for the purpose of securitizing their cash flow collections. The Partnership, L.P. Six and L.P. Seven each contributed cash, equipment leases and residuals to 1997-B and own 75.00%, 8.33% and 16.67% interests, respectively, in 1997-B. The General Partner liquidated 1997-B during 2005.

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

                    ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004


(3)    Joint Ventures - continued

     The three joint ventures described below are minority owned by the Partnership and are accounted for under the equity method, whereby the Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions of the joint ventures.

     ICON Cash Flow Partners L.L.C. II

     The Partnership and an affiliate, L.P. Six, had ownership interests of 1% and 99%, respectively, in ICON Cash Flow Partners L.L.C. II ("LLC II"). LLC II owned a McDonnell Douglas MD-83 aircraft (the "LLC II Aircraft").The LLC II Aircraft was leased to Aeromexico for $75,000 per month.This lease expired during January 2005. Aeromexico continued to operate the LLC II Aircraft after the lease expiration and was making monthly rental payments directly to the non-recourse lender in accordance with the terms of the expired lease.

     On October 21, 2005, LLC II sold its interest in the LLC II Aircraft to FINOVA in exchange for the then outstanding non-recourse debt balance owed to FINOVA of approximately $9,600,000.Given the depressed market for aircraft of this type, the General Partner determined that any remarketing opportunity would not benefit the Partnership given the amount of the outstanding debt and the maintenance upgrades that may have been required to the LLC II Aircraft. Accordingly, the General Partner decided it was in the best interest of the Partnership to sell the LLC II Aircraft to FINOVA in full satisfaction of the outstanding balance of the debt.The gain on this sale was approximately $637,000, of which the Partnership's portion is approximately $6,300.

     ICON Cash Flow L.L.C. III

     The Partnership and an affiliate, ICON Cash Flow Partner's L.P. Seven ("L.P. Seven"), formed ICON Cash Flow Partners L.L.C. III, ("LLC III") for the purpose of acquiring and managing a 1976 McDonnell Douglas DC-10-30 (the "Aircraft").The original lease expired on April 30, 2003.Effective May 1, 2003, the Aircraft was leased to World Airways, Inc. on a "power-by-the-hour" basis until December 31, 2004.Effective September 1, 2004, the lease was modified to a fixed rental of $50,000 per month, plus maintenance reserves, and the lease term was extended through September 2006.LLC III acquired the Aircraft, assuming non-recourse debt and utilizing contributions received from the Partnership and L.P. Seven. The Partnership and L.P. Seven contributed 1% and 99% of the cash required for such acquisition, respectively.LLC III has since fully repaid the non-recourse debt secured by the Aircraft.During 2005, in the course of winding up its operations, the Partnership sold its interest in LLC III to L.P. Seven for the amount of approximately $20,000 which was determined to be the fair value of the Aircraft on December 28, 2005.Fair value was determined using discounted cash flows for the remaining rental payments.The Partnership recorded a gain on this transfer of approximately $8,000.

     ICON Receivables 1997-A LLC

     The Partnership along with three affiliates, ICON Cash Flow Partners, L.P., Series D, L.P. Six and L.P. Seven, contributed and assigned equipment leases, finance receivables and residuals to ICON Receivables 1997-A LLC ("1997-A") for the purpose of securitizing their cash flow collections. At December 31, 2004, the Partnership, Series D, L.P. Six and L.P. Seven own, 31.19%, 17.81%, 31.03%, and 19.97%, respectively, in 1997-A.

                    ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004

(3)    Joint Ventures - continued

     At December 31, 2004, 1997-A's operations were liquidated as the note holders have been fully repaid for their investment in 1997-A and the remaining receivables relating to the securitizations totaling $345,152, due from an affiliate of the General Partner relating to lease receivables, were written-off as uncollectible. The remaining cash is being reserved to pay for potential property tax; sales tax and other liabilities, if any.

(4)    Investments in Finance Leases

The Partnership had a 25% interest in a sodium chlorate production facility subject to lease with EKA Chemicals, Inc.The Partnership received rental payments of $186,250 each during July and December 2005.The lease expired with the final rental payment in December 2005 and the title in the equipment passed to EKA Chemicals, Inc. for a one dollar buy out.

(5)    Investments in Operating Leases

     Investments in operating leases are summarized as follows at December 31:


                                       2005              2004
                                       ----              ----

Aircraft                           $          -     $  19,207,984

Less: accumulated depreciation     $          -     $  (9,557,751)
                                   ------------     -------------

                                   $          -     $   9,650,233
                                   ============     =============

     On June 14, 2005, ICON LLC sold the LLC Aircraft to FINOVA in exchange for the outstanding balance of non-recourse debt and accrued interest owed to FINOVA.The gain on this sale was approximately $180,000, of which the Partnership's portion is approximately $178,000.

     During 2003 the Partnership recorded an impairment loss relating to the Aeromexico aircraft of $1,500,000.This impairment loss was a result of an appraisal which indicated a lower fair market value at lease termination than initially estimated.

(6)    Equipment Held for Sale

     The Partnership owned rotables for an Airbus A310 aircraft which were off lease and in the process of being remarketed.The Partnership's General Partner estimated that the fair market value of the rotables was less than originally estimated and the Partnership recognized an impairment loss of approximately $635,000 during the year ended December 31, 2005. This determination was based upon recent market data from sales of similar assets to unrelated third parties.

     On December 28, 2005, the Partnership sold its aircraft rotables to ICON Income Fund Eight A L.P., an entity also managed by the General Partner, for approximately $133,000 which was determined to be the fair value.Fair value was determined based upon the present value of recent sales offers from unrelated third parties.The Partnership recorded a loss on the sale of the aircraft rotables of approximately $8,000.

                     ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004

(7)    Allowance for Doubtful Accounts

     The allowance for doubtful accounts relating to the investments in finance lease receivables consisted of the following at December 31:



                                                          2005             2004              2003
                                                     -------------     -------------    -------------
Balance, beginning of year                           $     (59,094)    $   (578,391)    $   (566,551)

Reversal of allowance for doubtful accounts                 59,094            27,928            2,577
Write offs (recoveries)                                          -           491,369         (14,417)
                                                     -------------     -------------    ------------

Balance, end of year                                 $           -     $    (59,094)    $   (578,391)
                                                     =============     ============     ============



     The allowance for doubtful accounts relating to the investments in financings consisted of the following at December 31:



                                                          2005             2004              2003
                                                     -------------     -------------    -------------
Balance, beginning of year                           $           -     $ (1,405,763)    $ (1,403,186)

Allowance for doubtful accounts                                  -                 -    (2,577)
Write offs                                                       -         1,405,763                -
                                                     -------------     -------------    -------------

Balance, end of year                                 $           -     $           -    $ (1,405,763)
                                                     =============     =============    ============


(8)    Note Payable - Non-recourse

     As discussed in Note 3, on June 14, 2005, ICON LLC sold the LLC Aircraft to FINOVA, the secured lender, in exchange for the outstanding balance of the non-recourse debt and accrued interest owed to FINOVA.The note payable was secured by the LLC Aircraft on lease with Aeromexico, accrues interest at 11.83% per annum and was due during January 2005.The gain on this sale was approximately $180,000, of which the Partnership's portion is approximately $178,000.

(9) Income Taxes (Unaudited)

     No provision for income taxes has been recorded since the liability for such taxes is that of each of the individual partners rather than the Partnership.The Partnership's income tax returns are subject to examination by the Federal and state taxing authorities, and changes, if any, could adjust the individual income tax of the partners.

     At December 31, 2005 and 2004, the partners' equity accounts included in the consolidated financial statements totaled $443,576 and $1,922,834, respectively.The partners' equity for Federal income tax purposes at December 31, 2005 and 2004 totaled $8,685,744 and $1,307,793, respectively.The difference arises primarily from sales expenses reported as a reduction in the partners' capital accounts for financial reporting purposes but not for Federal income tax reporting purposes, and differences in direct finance leases, depreciation and amortization, recovery for losses and gain on sales of equipment between financial reporting purposes and Federal income tax purposes.

                    ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004

(9)    Income Taxes (Unaudited) - continued

     The following table reconciles net loss for financial statement reporting purposes to the net income (loss) for Federal income tax purposes as follows:

                                              Years Ended December 31,
                                              ------------------------
                                        2005           2004            2003
                                        ----           ----            ----
 Net loss per consolidated
  financial statements               $ (722,271)  $ (1,539,695)  $  (2,892,420)
      Depreciation expense              634,797        (18,484)      2,608,644
      Direct Finance Leases              (1,198)      (632,568)        492,161
      Recovery for losses                     -              -      (1,814,907)
      Tax gain on sale of equipment   8,061,222      1,377,847         341,527
      Other                             162,385     (2,151,976)        554,888
                                     ----------   ------------   -------------

 Net income (loss) for Federal
   income tax purposes               $8,134,935   $ (2,964,876)  $    (710,107)
                                     ==========   ============   =============

(10)   Transactions with Related Parties

     In accordance with the terms of the management agreement between the Partnership and the General Partner, the Partnership pays the General Partner management fees ranging from 1% to 7% based on a percentage of the rentals received either directly by the Partnership or through joint ventures.In addition, the General Partner is reimbursed for administrative expenses incurred in connection with the Partnership's operations.

     The General Partner performs certain services relating to the management of the Partnership's equipment leasing activities.Such services include the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

     Administrative expense reimbursements are costs incurred by the General Partner and necessary to the Partnership's operations.These costs include the General Partner's legal, accounting, investor relations and operations personnel, as well as, professional fees and other costs that are charged to the Partnership based upon the percentage of time such personnel dedicate to the Partnership.Excluded are salary and related costs, travel expenses and other administrative costs incurred by individuals with a controlling interest in the General Partner.

     The General Partner also has a 1% interest in the Partnership's profits and distributions.The Partnership paid distributions to the General Partner of $7,573, $3,024, and $16,383, respectively, for each of the three years ended December 31, 2005. Additionally, the General Partner's interest in the Partnership's net loss was $7,223, $15,397, and $28,924, respectively, for each of the three years ended December 31, 2005.

     Fees and other expenses paid to the General Partner or its affiliates and charged to operations for the years ended December 31, 2005, 2004 and 2003, respectively, were as follows:

                    ICON Cash Flow Partners, L.P., Series E
                        (A Delaware Limited Partnership)
                   Notes To Consolidated Financial Statements
                           December 31, 2005 and 2004

(10)   Transactions with Related Parties - continued

                                             Years Ended December 31, 2005
                                             ------------------------------
                                           2005         2004          2003
                                           ----         ----          ----
 Management fees                         $ 35,059     $ 70,427     $ 208,593
 Administrative expense reimbursements     76,932       32,923       128,341
                                         --------     --------      --------

 Total                                   $111,991     $103,350      $336,934
                                         ========     ========      ========


     At December 31, 2005, the Partnership had a net payable due to affiliates of $25,734 which is owed to the General Partner for administrative expense reimbursements.At December 31, 2004, the Partnership had a net payable due to the General Partner and affiliates of $4,715, of which $4,685 was owed the General Partner for administrative expense reimbursements.

(11)   Concentrations

     The Partnership's cash and cash equivalents are held principally at one financial institution and at times may exceed insured limits.The Partnership has placed these funds in a high quality institution in order to minimize its risk.

     For the years ended December 31, 2005, 2004 and 2003 the Partnership's lease with Aeromexico represents approximately 92%, 95% and 83%, respectively, of the Partnership's rental income.

(12) Selected Quarterly Financial Data (Unaudited)

     The following table is a summary of selected financial data, by quarter, for the years ended December 31, 2005 and 2004:


                                                                Quarters Ended in 2005
                                                                ----------------------
                                         March 31,        June 30,       September 30,    December 31,
                                         ---------        --------       -------------    ------------
 Revenue                                 $  324,966       $  317,960        $   5,689        $ (61,519)
                                         ==========       ==========        =========        =========
 Net loss allocable to limited partners  $  (14,053)      $ (609,390)       $ (55,397)       $ (36,208)
                                         ==========       ==========        =========        =========
 Net loss per weighted average
      limited partnership unit           $    (0.02)      $    (1.00)       $   (0.09)       $   (0.06)
                                         ==========       ==========        =========        =========

                                                                Quarters Ended in 2004
                                                                ----------------------
                                         March 31,        June 30,       September 30,    December 31,
                                         ---------        --------       -------------    -----------
 Revenue                                 $  450,994       $(358,884)        $ 873,306        $ 183,387
                                         ==========       ==========        =========        =========
 Net loss allocable to limited partners  $(385,875)       $(898,993)        $ (65,634)       $(173,796)
                                         ==========       ==========        =========        =========
 Net loss per weighted average
      limited partnership unit           $    (0.63)      $    (1.48)       $   (0.11)       $   (0.29)
                                         ==========       ==========        =========        =========

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     During the year ended December 31, 2005 we had no disagreements with our accountants on any matters of accounting or financial reporting.

Item 9A. Controls and Procedures

     Evaluation of disclosure controls and procedures

     In connection with the preparation of this Annual Report on Form 10-K for the period ended December 31, 2005, as well as the financial statements and Annual Reports on Form 10-K for the year ended December 31, 2005 for our General Partner and our affiliates, our General Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner, including its Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our General Partner's disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, except as noted below, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that our General Partner's disclosure controls and procedures were effective.

     While evaluating our General Partner's disclosure controls and procedures, our General Partner recognized that greater internal controls were needed to aid in a more efficient closing of our financial statements, thereby requiring our General Partner to hire additional skilled accounting staff to support the senior vice president of accounting hired by our General Partner at the end of the third quarter of 2004.Accordingly, our General Partner hired two additional accounting staff members during 2005 who are certified public accountants and experienced with public reporting entities. Our General Partner will continue to evaluate its disclosure controls and procedures to determine their effectiveness and adequacy and will take the steps necessary, in our General Partner's opinion, to ensure the adequacy of our General Partner's disclosure controls and procedures.

     In designing and evaluating our General Partner's disclosure controls and procedures, our General Partner recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.Our General Partner's disclosure controls and procedures have been designed to meet reasonable assurance standards. Disclosure controls and procedures cannot detect or prevent all error and fraud. Some inherent limitations in disclosure controls and procedures include costs of implementation, faulty decision-making, simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all anticipated and unanticipated future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with established policies or procedures.

     Our General Partner's Chief Executive Officer and Principal Financial and Accounting Officer have determined that no weakness in disclosure controls and procedures had any material effect on the accuracy and completeness of our financial reporting and disclosure included in this report.

Item 9B. Other Information

         Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant's General Partner

     Our General Partner, ICON Capital Corp., a Connecticut corporation, was formed in 1985.Our General Partner's principal offices are located at 100 Fifth Avenue, 4th Floor, New York, New York 10011, and the telephone number is (212) 418-4700. The officers of our General Partner have extensive experience with transactions involving the acquisition, leasing, financing and disposition of equipment, including acquiring and disposing of equipment subject to leases and full financing transactions.

     Our General Partner is engaged in a broad range of equipment leasing and financing activities. Through its sales representatives and through various broker relationships throughout the United States, our General Partner offers a broad range of equipment leasing services.

     Our General Partner performs certain services relating to the management of our equipment leasing activities.Such services include the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

         Our General Partner's Officers and Directors are:

           Name         Age       Position
           -----        ---       --------
Beaufort J. B. Clarke    59    Chairman, Chief Executive Officer and Director
Paul B. Weiss            45    President and Director
Thomas W. Martin         52    Chief Operating Officer, Chief Financial Officer
                                 and Director

     Beaufort J. B. Clarke, has been our Chairman, Chief Executive Officer and Director since August of 1996. He was our President from August of 1996 until
December  31,  1998.  Prior to his present  positions,  Mr.  Clarke was founder,
President and Chief Executive Officer of Griffin Equity Partners, Inc. (a purchaser of equipment leasing portfolios) from October 1993 through August 1996. Prior to that, Mr. Clarke was President of Gemini Financial Holdings, Inc. (an equipment leasing company) from June 1990 through September 1993. Previously, Mr. Clarke was a Vice President of AT&T Systems Leasing. Mr. Clarke formerly was an attorney with Shearman and Sterling. Mr. Clarke received his B.A. from the George Washington University and a J.D. degree from the University of South Carolina. Mr. Clarke has been in the equipment leasing business, as a business person and lawyer, since 1979.

     Paul B. Weiss, has been our President and Director since January 1, 1999. Mr. Weiss was our Director and Executive Vice President responsible for lease acquisitions from November of 1996 until December 31, 1998. Mr. Weiss served as Executive Vice President and co-founder of Griffin Equity Partners, Inc. from October of 1993 through November of 1996. Prior to that, Mr. Weiss was Senior Vice President of Gemini Financial Holdings, Inc. from 1991 to 1993 and Vice President of Pegasus Capital Corporation (an equipment leasing company) from 1988 through 1991. Mr. Weiss has a B.A. in Economics from Connecticut College. Mr. Weiss has been in the equipment leasing business since 1988.

     Thomas W. Martin, has been our Chief Operating Officer since February 2006 and has been our Chief Financial Officer and Director (and Director, President and Treasurer of the dealer-manager as well) since August of 1996.Mr. Martin was the Executive Vice President, Chief Financial Officer and a co-founder of Griffin Equity Partners, Inc. from October 1993 to August 1996.Prior to that, Mr. Martin was Senior Vice President of Gemini Financial Holdings, Inc. from April 1992 to October 1993 and he held the position of Vice President at Chancellor Corporation (an equipment leasing company) for 7 years. Mr. Martin has a B.S. degree from University of New Hampshire. Mr. Martin has been in the equipment leasing business since 1983.

     Code of Ethics

     Our General Partner on our behalf has adopted a code of ethics for its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer.The Code of Ethics is available free of charge by requesting it in writing from our General Partner.Our General Partner's address is 100 Fifth Avenue, 4th Floor, New York, New York 10011.

Item 11. Executive Compensation

     We have no directors or officers. Our General Partner and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December 31, 2005, 2004 and 2003.



       Entity           Capacity          Description         2005        2004       2003
       ------           --------         ------------         ----        ----       ----
ICON Capital Corp.  General Partner   Management fees        $ 35,059    $ 70,427   $208,593
ICON Capital Corp.  General Partner   Administrative fees      76,932      32,923    128,341
                                                             --------    --------   --------

                                                             $111,991    $103,350   $336,934
                                                             ========    ========   ========

     Our General Partner also has a 1% interest in our profits and distributions.We paid distributions to our General Partner of $7,573 $3,024, and $16,383, respectively, for the years ended December 31, 2005, 2004 and 2003. Additionally, our General Partner's interest in our net loss was $7,223, $15,397, and $28,924, respectively, for the years ended December 31, 2005, 2004, and 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) We are a limited partnership and therefore do not have voting shares of stock. No person of record owns, or is known by us to own beneficially, more than 5% of any class of our securities.

(b) As of March 15, 2006, Directors and Officers of our General Partner do not own any of our equity securities.

(c) Our General Partner owns the equity securities, as follows; a General Partner Interest which represents initially a 1% and potentially a 10% interest in our income, gain and losses.Our General Partner owns 100% of the General Partner Interest.

Item 13. Certain Relationships and Related Transactions

     See Item 11 for a discussion of our related party transactions.See Notes 3 and 8 to our consolidated financial statements for a discussion of our investments in joint ventures and transactions with related parties.

Item 14. Principal Accountant Fees and Services

     During the years ended December 31, 2005 and 2004 our auditors provided audit services relating to our annual report on Form 10-K and our quarterly reports on Form 10-Q.Additionally, our auditors provided other services in the form of tax compliance work.Their fees are shown in the table below:

                                         2005             2004
                                         ----             ----
Audit Fees                              $27,500          $27,000
Audit related fees                            -                -
Tax fees (for compliance)                12,077           17,900
                                         ------           ------

                                        $39,577          $44,900
                                        =======          =======

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules

     (a) 1. Financial Statements

         See index to financial statements included as Item 8 to this Annual Report on Form 10-K hereof.

         2. Financial Statement Schedules

               Schedules not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the financial statements or notes thereto.

         3. Exhibits:

         31.1 Rule 13a-14(a)/15d-14(a) certifications.

         31.2 Rule 13a-14(a)/15d-14(a) certifications.

         32.1 Certification pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICON Cash Flow Partners, L.P., Series E File No. 000-27912 (Registrant) by its General Partner, ICON Capital Corp.

Date: March 31, 2006

/s/ Beaufort J.B. Clarke
------------------------
Beaufort J.B. Clarke
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
Sole General Partner of the Registrant

Date: March 31, 2006

/s/ Beaufort J.B. Clarke
------------------------
Beaufort J.B. Clarke
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 31, 2006

/s/ Paul B. Weiss
-----------------
Paul B. Weiss
President and Director

Date: March 31, 2006

/s/ Thomas W. Martin
--------------------
Thomas W. Martin
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities pursuant to
Section 12 of the Act.

No annual report or proxy material has been sent to security holders. An annual report will be sent to the members and a copy will be forwarded to the Commission.

Exhibit 31.1

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Beaufort J.B. Clarke, certify that:

1. I have reviewed this annual report on Form 10-K of ICON Cash Flow Partners, L.P., Series E;

2. Based on my knowledge, this report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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

     a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Dated:March 31, 2006

/s/ Beaufort J.B. Clarke
------------------------
Beaufort J. B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
General Partner of ICON Cash Flow Partners, L.P., Series E

Exhibit 31.2

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Thomas W. Martin, certify that:

1. I have reviewed this annual report on Form 10-K of ICON Cash Flow Partners, L.P., Series E;

2. Based on my knowledge, this report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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

     a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Dated: March 31, 2006

/s/ Thomas W. Martin
--------------------
Thomas W. Martin
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)
ICON Capital Corp.
General Partner of ICON Cash Flow Partners, L.P., Series E

Exhibit 32.1

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Beaufort J.B. Clarke, Chairman and Chief Executive Officer of ICON Capital Corp., the General Partner of the Registrant in connection with the Annual Report of ICON Cash Flow Partners, L.P., Series E (the "Partnership") on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report") certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

1. The Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. ss.78m); and

2. The information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


Dated:   March 31, 2006

/s/ Beaufort J.B. Clarke
------------------------
Beaufort J.B. Clarke
Chairman and Chief Executive Officer
ICON Capital Corp.
General Partner of ICON Cash Flow Partners, L.P., Series E

Exhibit 32.2

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Thomas W. Martin, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer) of ICON Capital Corp., the General Partner of the Registrant in connection with the Annual Report of ICON Cash Flow Partners, L.P., Series E (the "Partnership") on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report") certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

1. The Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. ss.78m); and

2. The information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


Dated: March 31, 2006

/s/ Thomas W. Martin
--------------------
Thomas W. Martin
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)
ICON Capital Corp.
General Partner of ICON Cash Flow Partners, L.P., Series E